Form 10-Q
period 2008-06-30
Toyzap.com, Inc.
filed 2008-08-14
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-146781

TOYZAP.COM, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Beldon Trail, Colleyville, TX 76034	(817) 507-5801
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

629 Deforest Road, Coppell, TX 75019

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 14, 2008 was 8,000,000.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Unaudited Balance Sheet as of June 30, 2008 and Audited Balance Sheet as of December 31, 2007	3

Unaudited Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from May 30, 2006 (inception) through June 30, 2008	4

Unaudited Statement of Stockholders’ Deficit for the period from May 30, 2006 (inception) through June 30, 2008	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from May 30, 2006 (inception) through June 30, 2008	6

Notes to financial statements	7

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
Current Assets:
Cash	$2,068	$10,332

Total current assets	2,068	10,332

Total assets	$2,068	$10,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,000	$—
Stockholder advances	15,100	15,100

Total current liabilities	19,100	15,100

Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 1,000,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	100	100
Deficit accumulated during development stage	(25,132)	(12,868)

Total stockholders’ deficit	(17,032)	(4,768)

Total liabilities and stockholders’ deficit	$2,068	$10,332

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception through June 30, 2008
	2008	2007	2008	2007
Revenues, net	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	4,279	2,500	12,264	2,500	25,132

Total operating expense	4,279	2,500	12,264	2,500	25,132

Loss before taxes	(4,279)	(2,500)	(12,264)	(2,500)	(25,132)

Provision for income taxes	—	—	—	—	—

Net loss	$(4,279)	$(2,500)	$(12,264)	$(2,500)	$(25,132)

Earnings per share, basic and diluted	($0.001)	($0.000)	($0.002)	($0.000)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, May 30, 2006	—	$—	$—	$—	$—
Shares issued for service	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—
Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)
Net loss	—	—	—	(12,264)	(12,264)

Balance, June 30, 2008	8,000,000	$8,000	$100	$(25,132)	$(17,032)

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Six Months Ended June 30,		From Inception through June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$(12,264)	$(2,500)	$(25,132)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Change in accounts payable	4,000	—	4,000

Net cash flows used in operating activities	(8,264)	(2,500)	(13,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances	—	15,000	15,100
Contributed capital	—	100	100

Net cash flows provided by (used in) financing activities	—	15,100	15,200

Increase (decrease) in cash	(8,264)	12,600	2,068
Cash, beginning of period	10,332	—	—

Cash, end of period	$2,068	$12,600	$2,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Toyzap.com, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six month periods ended June 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2007 included in the Company’s Form S-1/A filed with the Securities and Exchange Commission on April 14, 2008. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – RELATED PARTIES

During the six month periods ended June 30, 2008 and 2007 and the period May 30, 2006 (inception) through June 30, 2008, Lance Dean, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $0, $15,000, and $15,100 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available.

NOTE 3 – GOING CONCERN

As of June 30, 2008, the Company had minimal cash, a loss from operations, and was in arrears with trade creditors. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Mr. Dean developed the concepts behind the first line of six characters we intend to offer for sale. Mr. Dean assigned any intellectual property rights that he may have had in that line of characters to us. For future lines of characters, we will be dependent on concepts and other intellectual property developed by Mr. Dean and assigned by him to the Company. However, Mr. Dean is not under contractual obligation to the Company to continue to develop new lines of characters nor is he under any contractual obligations to assign his intellectual property rights in any new lines of characters he develops to us. We do not intend to use any person other than Mr. Dean as a source of concepts for new lines of characters for our website.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form S-1/A filed with the Securities and Exchange Commission (“SEC”) on April 14, 2008, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

We are a development stage company. We intend to market and sell plush and collectible toys to retail customers over the Internet on our website, www.toyzap.com. The plush and collectible toys we will offer for sale on our website are intended to be treasured collectibles and safe entertainment for children.

We will offer our products in various series. After the conclusion of one series, additional “characters” will be added. We intend to limit the production of certain characters. The actual production amount of a certain character will not be disclosed at the time it is introduced on our website. We think that this will create an atmosphere that encourages customers to visit our website frequently and purchase products before inventory runs out. Our principle business activities will be (i) developing lines of plush and collectible toys, (ii) creating and updating our website where customers can review and ultimately purchase our products, and (iii) promoting, marketing, and selling our products over the Internet.

We are a company without revenues or operations; have minimal assets, and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors in the offering may lose their investment.

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to use the proceeds from the IPO to implement these services. Upon completion of a successful offering, we intend to (i) immediately initiate the development of our website, www.toyzap.com, (ii) hire an outside web designer to assist us in designing and building our website, (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. After funding of the offering, we believe it will be take two to three months to create a workable website, network infrastructure, and transaction processing system. Product development and building our inventory will take approximately 120 days after funding. We believe that six to nine months after completing the IPO, we will be able to begin selling plush and collectible toys on our website.

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Mr. Dean, the Company’s sole officer, director, employee, and major stockholder. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the IPO. Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations. As of June 30, 2008, Mr. Dean had advanced us $15,100 for our legal, audit, general office administration, and cash needs. Mr. Dean orally agreed that the Company is not required to repay this loan from the proceeds of the IPO, however he will be repaid if and when the Company has positive cash flow.

External Sources of Liquidity

Registration of the IPO became effective on May 7, 2008 under which we are offering 2,000,000 shares of our common stock at a price of $0.075 per share on a self-underwritten basis. Our common stock is not listed on any exchange. The IPO will terminate 180 days from the effective date of the prospectus unless extended by the Company for an additional 90 days. Proceeds from the IPO will be $150,000 if we sell all 2,000,000 shares offered. The shares will be offered and sold by the Company through Mr. Dean. In the event that the total shares offered under the IPO are not sold within 270 days after the date of the prospectus, all money received thereunder will be returned to each subscriber without interest or deduction of any kind. If the total shares offered under the IPO are sold within 270 days after the date of the prospectus, all money received will be retained by the Company and no refunds will be made. The funds will be maintained in a separate bank account at Bank of America, N.A. until $150,000 is raised, at which time those funds may be used by the Company for working capital. This account is not an escrow, trust or similar account, but is maintained by the Company. Mr. Dean will not purchase shares to enable the Company to complete this offering.

In the event that we successfully complete our IPO by selling all 2,000,000 shares offered thereunder, management believes that the net proceeds derived therefrom will provide the Company with sufficient funds to meet operating requirements for the subsequent twelve-month period. In the event we do not successfully complete our IPO, we may be able to raise additional funds for operating expenses through loans from Mr. Dean, however, there is no guarantee that Mr. Dean will continue to make such loans. In the event that we do not successfully complete the IPO and we are unable to secure loans from Mr. Dean, we may be unable to continue operations.

Results of Operations

Registration of the IPO became effective with the SEC on May 7, 2008. We expect to generate revenue through the sell of our plush and collectible toys to retail customers over the Internet through our website, www.toyzap.com. Due to the Company’s inability to raise sufficient capital to launch its website and produce inventory, no revenue has been generated to date.

Material Changes in Financial Condition and Results of Operations

As of June 30, 2008, the Company’s cash assets were $2,068, a decrease of $8,264 from December 31, 2007. Accounts payable increased $4,000 from $0 at December 31, 2007 to $4,000 at June 30, 2008.

Comparison of Three Month Periods Ended June 30, 2008, and June 30, 2007

No revenues were recorded during the three months ended June 30, 2008 and 2007. Operating expenses during the three months ended June 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $4,279 for the three months ended June 30, 2008 increased by $1,779 or 71% over the same period in 2007. This increase is attributed to costs associated with being a public company.

Comparison of Six Month Periods Ended June 30, 2008, and June 30, 2007

No revenues were recorded during the six months ended June 30, 2008 and 2007. Operating expenses during the six months ended June 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $12,264 for the six months ended June 30, 2008 increased by $9,764 or 391% over the same period in 2007. This increase is attributed to costs associated with being a public company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Mr. Dean, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Dean has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the six months ended June 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	August 14, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	August 14, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	August 14, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	August 14, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2008

TOYZAP.COM, INC.

By:	/s/ Lance Dean
Lance Dean, President and Chief Executive Officer

By:	/s/ Lance Dean
Lance Dean, Principal Financial Officer