Form 10-Q
period 2008-09-30
Toyzap.com, Inc.
filed 2008-11-12
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-146781

TOYZAP.COM, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

629 Deforest Road, Coppell, TX 75019	(817) 507-5801
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 11, 2008 was 8,000,000.

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

Unaudited Balance Sheet as of September 30, 2008 and Audited Balance Sheet as of December 31, 2007	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from May 30, 2006 (inception) through September 30, 2008	4

Unaudited Statement of Stockholders’ Deficit for the period from May 30, 2006 (inception) through September 30, 2008	5

Unaudited Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from May 30, 2006 (inception) through September 30, 2008	6

Notes to financial statements	7

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$3,281	$10,332

Total current assets	3,281	10,332

Total assets	$3,281	$10,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$604	$—
Stockholder advances	25,100	15,100

Total current liabilities	25,704	15,100

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $.0001; 1,000,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	100	100
Deficit accumulated during development stage	(30,523)	(12,868)

Total stockholders’ deficit	(22,423)	(4,768)

Total liabilities and stockholders’ deficit	$3,281	$10,332

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception through September 30, 2008
	2008	2007	2008	2007
Revenues, net	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	5,391	741	17,655	3,241	30,523

Total operating expense	5,391	741	17,655	3,241	30,523

Loss before taxes	(5,391)	(741)	(17,655)	(3,241)	(30,523)

Provision for income taxes	—	—	—	—	—

Net loss	$(5,391)	$(741)	$(17,655)	$(3,241)	$(30,523)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008

			Additional Paid In Capital
	Common Stock			Accumulated Deficit	Total
	Shares	Amount
Balance, May 30, 2006 (inception)	—	$—	$—	$—	$—
Shares issued for service	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—
Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)
Net loss	—	—	—	(17,655)	(17,655)

Balance, September 30, 2008	8,000,000	$8,000	$100	$(30,523)	$(22,423)

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Nine Months Ended September 30,		From Inception through September 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$(17,655)	$(3,241)	$(30,523)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Change in accounts payable	604	—	604

Net cash flows used in operating activities	(17,051)	(3,241)	(21,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances	10,000	15,100	25,100
Contributed capital	—	100	100

Net cash flows provided by financing activities	10,000	15,200	25,200

Increase (decrease) in cash	(7,051)	11,959	3,281
Cash, beginning of period	10,332	—	—

Cash, end of period	$3,281	$11,959	$3,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Toyzap.com, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month periods ended September 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2007 included in the Company’s Form S-1/A filed with the Securities and Exchange Commission on April 14, 2008. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – RELATED PARTIES

During the nine month periods ended September 30, 2008 and 2007, and the period May 30, 2006 (inception) through September 30, 2008, Lance Dean, the Company’s sole officer, director, employee, and major stockholder, made loans to the Company of $10,000, $15,100, and $25,100 respectively. The loans are non-interest bearing, unsecured, and due upon demand, as funds become available.

NOTE 3 – GOING CONCERN

As of September 30, 2008, the Company had minimal cash and a loss from operations. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

We are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

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

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Mr. Dean. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the IPO. Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations. As of September 30, 2008, Mr. Dean had advanced us $25,100 for our legal, audit, general office administration, and cash needs. Mr. Dean orally agreed that the Company is not required to repay this loan from the proceeds of the IPO; however he will be repaid if and when the Company has positive cash flow.

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

Material Changes in Financial Condition and Results of Operations

As of September 30, 2008, the Company’s cash assets were $3,281, a decrease of $7,051 from December 31, 2007. Accounts payable increased $604 from $0 at December 31, 2007 to $604 at September 30, 2008.

Comparison of Three Month Periods Ended September 30, 2008, and September 30, 2007

No revenues were recorded during the three months ended September 30, 2008 and 2007. Operating expenses during the three months ended September 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $5,391 for the three months ended September 30, 2008 increased by $4,650 or 627% over the same period in 2007. This increase is attributed to costs associated with being a public company.

Comparison of Nine Month Periods Ended September 30, 2008, and September 30, 2007

No revenues were recorded during the nine months ended September 30, 2008 and 2007. Operating expenses during the nine months ended September 30, 2008 and 2007 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $17,655 for the nine months ended September 30, 2008 increased by $14,414 or 545% over the same period in 2007. This increase is attributed to costs associated with being a public company.

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

Changes in Internal Controls

During the nine months ended September 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	November 12, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	November 12, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	November 12, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	November 12, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2008

TOYZAP.COM, INC.

By:	/s/ Lance Dean
Lance Dean, President and Chief Executive Officer

By:	/s/ Lance Dean
Lance Dean, Principal Financial Officer