Form 10-K
period 2008-12-31
Toyzap.com, Inc.
filed 2009-03-26
CIK 1414628

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 333-146781

TOYZAP.COM, INC.

(Name of small business issuer in its Charter)

Texas	20-8592825
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Beldon Trail, Colleyville, TX 76034

(Address of principal executive offices)

Issuer’s telephone number: (817) 507-5801

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company Filer	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of 2,000,000, 2008 is $150,000 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 25, 2008 was 10,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10K (the “Report”), the terms “we,” “us,” “our,” “Toyzap,” or “our Company” refers to Toyzap.com, Inc., a Texas corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the Company’s ability to develop an effective website, (ii) the Company’s ability to develop and build an inventory of plush and collectible toys; (iii) the Company’s ability to retain a third party service provider to build and maintain its network infrastructure and transaction processing system, and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources in, and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

PART I

ITEM 1.	BUSINESS.

Toyzap.com, Inc. (“Toyzap” or the “Company”) was formed in Texas on May 30, 2006 for the purpose of engaging in the business of Internet toy sales. We are a development stage company. We intend to market and sell plush and collectible toys to retail customers over the Internet on our website, www.toyzap.com. The plush and collectible toys we will offer for sale on our website are intended to be treasured collectibles and safe entertainment for children.

On May 7, 2008, through a registered offering, we offered up to 2,000,000 shares of our Common Stock on a self-underwritten basis at a price of $0.075 per share (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, our sole officer, director, employee and major shareholder. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. We believe that the funds received from the Offering will satisfy the Company’s cash requirements over the next twelve-month period. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009.

Our principle business activities will be (i) developing lines of plush and collectible toys, (ii) creating and updating our website where customers can review and ultimately purchase our products, and (iii) promoting, marketing, and selling our products over the Internet. We plan offer our products in various series. After the conclusion of one series, additional “characters” will be added. We intend to limit the production of certain characters. The actual production amount of a certain character will not be disclosed at the time it is introduced on our website. We think that this will create an atmosphere that encourages customers to visit our website frequently and purchase products before inventory runs out.

With the exception of the funds raised in the Offering, we are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to use the proceeds from the Offering to (i) immediately initiate the development of our website, www.toyzap.com, (ii) hire an outside web designer to assist us in designing and building our website, (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. We believe it will be take two to three months to create a workable website, network infrastructure, and transaction processing system. Product development and building of our inventory will take approximately 120 days. We believe that we will be able to begin selling plush and collectible toys on our website during the third quarter of 2009.

We have a limited operating history and to date have not produced any products. Historically, operations have primarily been funded by loans from Lance Dean, the Company’s sole officer, director, employee, and major stockholder. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, with the exception that funds from the Offering cannot be used to repay loans to Mr. Dean. Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to develop a line of plush and collectible toys, creating a website that customers use to purchase our products, and selling our products over the Internet. We expect to fulfill our business plan and generate revenues from Internet sales.

Though Toyzap is a development stage company that issued “penny stock,” as defined in Rule 3a51-1 under the Exchange Act, it does not have any plans or intention to engage in a merger or acquisition with any other entity at this time. Accordingly, Toyzap does not qualify as a “blank check company” as that term is defined in Rule 419 promulgated under the Securities Act.

Business Overview

We are a development stage company. We intend to market and sell lines of plush and collectible toys to retail customers over the Internet on our website, www.toyzap.com. Our principle business activities will be (i) developing lines of plush and collectible toys, (ii) creating and updating our website where customers can review and ultimately purchase our products, and (iii) promoting, marketing, and selling our products over the Internet. We are a company without revenues or operations, have minimal assets, and have incurred losses since inception.

We intend on developing and retailing lines of branded plush and collectible toys. The toys we will offer for sale on our website are intended to be treasured collectibles and used for play by children. Our products will be offered in various series. After the conclusion of one series, additional “characters” will be added. We intend to limit the production of certain characters. The actual production amount of a certain character will not be disclosed at the time the character is introduced on our website. We think that this will create an atmosphere that encourages customers to visit our website frequently and purchase products before inventory runs out.

Our sole officer and director, Lance Dean, developed the concepts behind the first line of six characters we intend to develop and retail called “WebPeeps.” Mr. Dean assigned any intellectual property rights that he might have had in that first lien of six characters to the Company. For future lines of characters, we intend to rely on concepts and other intellectual property developed by Mr. Dean and assigned to the Company.

We intend to negotiate agreements with third parties to continue the development of the first line of characters and any future lines of characters, including artist renderings, design, and prototypes. We also intend to enter into agreements with third parties to manufacture our products and to conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased products. To date, we have not entered into any such agreements nor have we identified any third party service providers.

Our Website

We intend to develop an easy-to-use website to market and retail our products. The website will directly correlate to the story and marketing of each line of “WebPeeps.” Each individual character will be featured on the website to detail the character’s story, background and persona. In addition to being an informative link to the character and product, the website will contain a shopping cart feature for direct purchase of products from the limited character lines. The website serves as both a source to purchase the products and enlighten the consumer with extended information and histories of each character. Consumers will be able to navigate the site via user-friendly menu options to direct their visit to a character page, the online catalog to purchase character products, or company information sections such as customer service, investor relations, frequently asked questions, and contact information.

Marketing Strategy

We believe that our primary target market will consist of individuals and collectors of plush toys. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our products and attract individuals and collectors to our website. Our marketing initiatives are merely proposals and, thus, have not yet been commenced. We anticipate that our marketing initiatives will include:

•

Viral marketing – the practice of getting consumers to refer friends to the site through e-mail or word of mouth. Toyzap will aggressively trigger viral marketing through strategic campaigns that may include posting on blogs and online communities such as Yahoo!® Groups, contests, implementation of features on our website to encourage users to generate e-mails to friends, or give-aways tied to a viral process. Other viral techniques under consideration include creating short comedy videos that people can view on our website or on amateur websites such as YouTube.com and e-mail to others to watch, and branded “fun” interactive online applications on our website.

•

SEM campaign – Search Engine Marketing campaign – a process of marketing a website via search engines, by purchasing sponsored placement in search results. For example, a user might go to Google and put in the term “plush toys” or “collectible toys” and our strategic purchasing of these keyword search items will cause our ad to come up. It might read “Find collectible plush toys as Toyzapc.om” and when clicked, it will take the user to our website.

•

Affiliate Marketing Relationships – entering into affiliate marketing relationships with website providers will increase our access to Internet consumers by means of our placing a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. Such marketing increases access to users because the users of other websites may visit our website as a result of those links or banner advertisements.

We expect to rely on viral marketing as our primary marketing strategy with SEM and affiliate marketing as secondary marketing strategies.

Growth Strategy

Our objective is to become a recognized Internet provider of in demand, appropriately priced products. Our strategy is to provide our customers with exceptional personal service and products that will be treasured collectibles and safe entertainment. As noted above, our marketing proposals have not yet commenced.

Key elements of our growth strategy include plans to:

•	Negotiate agreements with third-party designers, manufacturers and distributors for our products;

•	Continue to expand our website;

•	Increase the number of Internet users to our website through viral marketing, SEM, and affiliate marketing campaigns, and

•	Continue to develop new products based on concepts and other intellectual property developed by our sole officer and director, Lance Dean, and assigned to the Company.

Competition

The toy industry and the plush and collectible toy segment of the toy industry are highly competitive. The toy industry is dominated by mass merchandisers such as Wal-Mart, Target, and K-Mart, mass market online retailers such as eToys.com and Amazon.com, and toy retailers such as Toys R Us and KB Toys. The plush and collectible toy segment of the toy industry is dominated by Ty, Russ Berrie and Company, and The

Boyds Collection. In addition, there are many smaller brick and mortar retailers, and online retailers competing in the toy industry and the plush and collectible toy segment of the toy industry. We are a miniscule participant in this industry.

We believe that the principal competitive factors in the toy industry and the plush and collectible toy segment of the toy industry are product design, price/value, marketing ability, reliable delivery, quality, and customer service. We believe that our positive principal competitive factors will be our marketing ability, reliable delivery, product design, quality, and customer service. However, just about every one of our competitors has a longer operating history, greater brand recognition, broader product lines, greater financial resources and advertising budgets, and more channels of distribution that we do. Also, we intend to rely solely on concepts and other intellectual property developed by Lance Dean, our sole officer and director, for all lines of characters we will offer for sale on our website. Our competitors will procure licenses for popular characters that may be more appealing to the plush and collectible market than our characters. We intend to distribute our products exclusively through our website (www.toyzap.com). Our products will compete with other products for the online retail market. There can be no assurance that we will procure an online retail market that will be available to support the products we will offer or allow us to seek expansion of our products and product lines. There can be no assurance that we will be able to compete effectively in this marketplace.

Intellectual Property Rights

Lance Dean, our sole officer and director, developed the concepts behind the first lien of six characters we intend to offer for sale on our website. He assigned any intellectual property rights that he may have had in that line of characters to the Company. While Mr. Dean does not believe that the line of characters infringed on the intellectual property rights of third parties, Mr. Dean did not take any steps such as copyrights or trademark protection to protect his intellectual property rights in the line of characters, nor did he conduct any investigation to see if the line of characters infringed on the intellectual property rights of third parties. The Company has not taken any steps such as copyright or trademark protection to further protect our intellectual property rights in the first line of characters, nor have we investigated the possibility that the first line of characters infringes on the intellectual property rights of third parties. We do not intend to take such steps until after we receive proceeds from the Offering and start our operations.

We intend to rely on a combination of copyright, trademark and trade secret protection, and non-disclosure agreements with employees and third-party service providers to establish and protect the intellectual property rights that we will have in the products that we plan to manufacture and distribute. Our competitors may independently develop products that are substantially equivalent or superior to ours. The measures we adopt to protect our intellectual property rights may not be adequate.

Though we do not believe that any of the products we will manufacture and distribute will infringe on the intellectual property rights of third parties in any material respect, third parties may still claim infringement by us with respect to the products we will manufacture and distribute. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

Research and Development

We are not currently conducting any research and development activities. For all lines of characters that we offer for sale on our website, we intend to rely on concepts and other intellectual property developed by Lance Dean, our sole officer and director. Mr. Dean is under no contractual obligation to the Company to continue to develop new lines of characters nor is he under any contractual obligation to assign his rights in any new lines of characters to the Company. We do not intend to use any other person other than Mr. Dean as a source for new lines of characters to offer for sale on our website. We intend to rely on third party service providers to continue the development of concepts developed by Dr. Dean and assigned to the Company.

Government Regulation

Our products are subject to the provisions of the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act, among other laws. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring a manufacturer to repurchase articles that become banned. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products may be sold. We intend to maintain a quality control program in order to comply with such laws. Notwithstanding the foregoing, no assurance can be made that all products that we will offer for sale will be hazard-free or free from defects.

We are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies, and with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protections laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2008, we have no employees other than our sole officer and director, Lance Dean. We anticipate that we will not hire any employees in the next six months. We believe our future success depends in large part upon the continued services of our sole officer and director, Lance Dean.

Plan of Operations

Completing our Offering was the first milestone necessary for the success of our business plan. Through the funds received from the Offering, we intend to accomplish the following milestones:

1)	We plan to immediately hire an outside web designer to begin development of our website and begin negotiations with service providers to develop our infrastructure and transaction processing systems. The negotiation of service providers and the development and maintenance of the website, network infrastructure and transaction processing systems will be ongoing during the life of our operations. Developing a workable version of our website will take approximately three months, and developing workable versions of our network infrastructure and transaction processing systems will take approximately six months at an estimated cost of $25,000.

2)	We plan to establish our new office and acquire the equipment we will need to begin operations. Establishing our offices will take approximately thirty (30) days. We do not intend to hire employees. We believe that it will cost approximately $9,600 to establish our new office. Our sole officer and director will handle our administrative duties.

3)	We plan to begin product development and build our inventory within nine months. We intend to rely on third party service providers to develop and manufacture our products and to conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased products. To date we have not entered into any formal relationship with any third parties to provide these services. We estimate that it will take between 90 and 120 days at an estimated cost of $36,900. Product development and building inventory are ongoing matters that will continue during the life of our operations.

4)

We intend to promote our website primarily through viral marketing, such as blogs, postings on online communities such as Yahoo!® Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth. We also intend to use search engine optimization, the marketing of our website via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers. We believe that our marketing campaign will cost approximately $15,500.

5)	We believe that by the third quarter 2009 we will be able to begin selling plush and collectible toys on our website.

We will not be able to sell our products on our website until (i) our website is fully operational, (ii) our network infrastructure and transaction processing systems are in place, and (iii) we have a sufficient inventory of plush and collectible toys to offer for sale. We believe that we will have to spend approximately $69,900 in order to ensure that our website is fully operational, our network infrastructure and transaction processing systems are in place, and we have a sufficient inventory of plush and collectible toys to offer for sale on our website. If we are unable to negotiate suitable terms with service providers to develop and manufacture our products and to conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased products, and to attract customers to our website, we may have to suspend or cease operations.

ITEM 1A.	RISK FACTORS.

IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

Risks Related to Our Business

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and you could lose your investment.

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations and you will lose your investment.

We were incorporated on March 30, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through December 31, 2008 is $66,449. To date we have not produced any plush toys or developed our website. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	completion of this offering

•	our ability to develop and continually update a functional, user-friendly website through which our products can be sold;

•

our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain our website, network infrastructure, and transaction processing systems; and to manufacture, warehouse, and distribute our products;

•	product development;

•	our ability to identify and pursue mediums through which we will be able to market our products;

•	our ability to attract customers to our website;

•	our ability to generate revenues through sales on our website; and

•	our ability to manage growth by managing administrative overhead and distribution costs.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

We may be unable to protect the intellectual property rights that we have in the products we manufacture and distribute.

Lance Dean, our sole officer and director, developed the concepts behind the first line of six characters that we intend to offer for sale on our website. Mr. Dean assigned any intellectual property rights that he may have had in that line of characters to us. While Mr. Dean did not believe that the line of characters infringed on the intellectual property rights of third parties, Mr. Dean did not take any steps such as copyright or trademark protection to protect his intellectual property rights in the line of characters, nor did he conduct any investigation to see if the line of characters infringed on the intellectual property rights of third parties. We have not conducted any investigation to see if the first line of characters infringes on the intellectual property rights of others. We have also not taken any further steps to protect our intellectual property rights in the first line of characters nor do we intend to do so until after we receive the proceeds from the offering and start our operations.

We intend to rely on a combination of copyright, trademark and trade secret protection and non-disclosure agreements with employees and third-party service providers to establish and protect the intellectual property rights that we have in the products we manufacture and distribute. There can be no assurance that our competitors will not independently develop products that are substantially equivalent or superior to ours. There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so. The ability of our competitors to develop products or other intellectual property rights equivalent or superior to ours or that our inability to enforce our intellectual property rights could have a material adverse affect our results of operation.

Though we do not believe that any of the products we agree to manufacture and distribute will infringe on the intellectual property rights of third parties in any material respect, there can be no assurance that third parties will not claim infringement by us with respect to the products we will manufacture and distribute. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our sole officer and director to develop the concepts and other intellectual property behind the products we will manufacture and distribute.

Lance Dean, our sole officer and director, developed the concepts behind the first line of six characters we intend to offer for sale on our website and assigned any intellectual property rights that he may have in that line of characters to us. For future lines of characters, we will be dependent on concepts and other intellectual property developed by Mr. Dean and assigned by him to ToyZap.com. However, Mr. Dean is under no contractual obligation to ToyZap.com to continue to develop new lines of characters nor is he under any contractual obligation to assign his intellectual property rights in any new lines of characters he develops to ToyZap.com. We do not intend to use any person other than Mr. Dean as a source of concepts for new lines of characters to offer for sale on our website. Consequently, there can be no assurances that we will be able to offer new lines of characters for sale on our website.

Changing consumer preferences will require periodic product introduction.

As a result of changing consumer preferences, many toys (including plush and collectible toys) are successfully marketed for a limited period of time. There can be no assurance that any of our products or any of our product lines will continue to be popular for a period of time sufficient enough for us to clear our inventory or that new products and product lines we introduce will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for period of time sufficient enough for us to clear our inventory. Our success will be dependent upon our ability to develop new products and product lines. Our failure to introduce new products and product lines and to achieve and sustain market acceptance for such products and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

We may be subject to product liability claims for our products and we do not currently maintain product liability insurance coverage. We are also subject to federal regulation.

Products that we sell may expose us to potential liability from personal injury claims by end-users of such products. We are currently not involved in any legal proceedings and claims incident to the normal conduct of our business. We do not currently maintain product liability insurance coverage, but should we be contractually required to carry specified types and amounts of insurance, we hope to procure such insurance as required. However, there can be no assurance that we will be able to either procure or maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects. We believe that the products we choose to market and sell will meet all applicable safety standards.

The United States Consumer Products Safety Commission (“CPSC”) has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The CPSC may exclude from the market goods it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or we are found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and we could be required to repurchase such products.

We face intense competition and our inability to successfully compete with our competitors will have a material adverse effect on our results of operation.

The toy industry and the plush and collectible toy segment of the toy industry are highly competitive. Competition is based primarily on product design, price/value, marketing ability, reliable delivery, quality, and customer service. The toy industry is dominated by mass merchandisers such as Wal-Mart, Target, K-Mart, mass market online retailers such as eToys.com and Amazon.com, and toy retailers such as Toys R Us and KB Toys. The plush and collectible toy segment of the toy industry is dominated by Ty, Russ Berrie and Company, and The Boyds Collection. In addition, there are many smaller brick and mortar retailers, mail-order catalog retailers, and online retailers competing in the toy industry and the plush and collectible toy segment of the toy industry. We are a miniscule participant in the business. Just about everyone of our competitors has a longer operating history, greater brand recognition, broader product lines, greater financial resources and advertising budgets, and more channels of distribution than we do.

In addition, we intend to rely solely on concepts and other intellectual property developed by Lance Dean, our sole officer and director. Our competitors will procure licenses for popular characters that may be more appealing to the plush and collectible toy market than our characters. We intend to distribute our products exclusively through our website, toyzap.com. Our products will compete with other products for the on-line retail market. There can be no assurance that we will procure an on-line retail market that will be available to support the products we will offer or allow us to seek expansion of our products and product lines. There can be no assurance that we will be able to compete effectively in this marketplace.

Intellectual property claims against us can be costly and could impair our business.

Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers of plush and collectible toys to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating “buzz” among Internet users in our products through the developing and maintaining weblogs or “blogs”, online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!® Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we are unsuccessful at attracting a sufficient amount of traffic to our website, our ability to get customers and our financial condition will be harmed. To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We will be dependent on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by our sole officer and director) and manufacture of the products we will offer for sale on our website; and fulfill a number of customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be severely harmed.

We will rely on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by Lance Dean, our sole officer and director) manufacture the products we will offer for sale on our website; and conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased merchandise. To date we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these parties are unable to deliver products on a timely basis, our customers could become dissatisfied and decline to make future purchases. If our customers become dissatisfied with the services provided by these third parties, our reputation and the ToyZap.com brand could suffer.

We will depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis.

We will rely on multiple third parties for the shipment of our products. We will not have a written long-term agreement with any of these third parties, and as a result, we cannot be sure that these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could cause our customers to become dissatisfied and decline to make future purchases, harming our business, prospects, financial condition, and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or upon terms favorable to us. Changing carriers would likely have a negative impact on our business, operating results and financial condition.

Our operating results will depend on our website, network infrastructure, and transaction processing systems. Capacity restraints or systems failures would harm our business, results of operations and financial condition.

We have not developed our website, network infrastructure, or transaction processing systems, and we intend to use the proceeds from this offering to do so as described in the “Use of Proceeds” section of this prospectus. We will have to suspend or cease operations if we are unable to develop our website, network infrastructure, and transaction processing systems.

If we are able to develop our website, network infrastructure, and transaction processing systems, any systems interruptions that result in the unavailability of our website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services and would seriously harm our business, operating results, and financial condition. Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic to our website. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade or expand our transaction processing systems in an affective and timely manner or to integrate any newly developed or purchased functionality with our then existing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

We are solely dependent upon the funds to be raised in this offering to initiate our operations, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and can’t raise them we will have to terminate our operations.

We have not started our business operations. We need the proceeds from this offering to start our operations. If $150,000 is raised, this amount will enable us, after paying the expenses of this offering, to operate for one year. If we need additional funds and can’t raise the money, we will have to cease operations.

If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit the marketing of our website. The website is how we will generate revenue. Because we will be limiting our marketing activities, we may not be able to attract enough suppliers and customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from developing products and attracting customers and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director, Lance Dean, will only be devoting limited time to our operations. Mr. Dean will be devoting approximately 30 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because our sole officer and director does not have prior experience in online marketing, we may have to hire individuals or suspend or cease operations.

Because our sole officer and director does not have prior experience in online marketing, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission.

We are completely dependent on our sole officer and director to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose his services we will have to cease operations.

Our success will depend entirely on the ability and resources of Mr. Dean, our sole officer and director. If we lose the services or financial support of Mr. Dean, we will cease operations. Presently, Mr. Dean is committed to providing his time and financial resources to us. However, Mr. Dean does engage in other activities and only devotes and will devote a limited amount of time to our operations.

Our sole officer and director is one of our creditors, and as such, could have a claim against your subscription funds in the event we file for bankruptcy or are forced into bankruptcy before the minimum conditions of this offering are satisfied.

Mr. Dean, our sole officer and director, is our primary creditor. As of December 31, 2008, Mr. Dean has advanced us $27,100 for our legal, audit, general office administration, and cash needs. Mr. Dean has orally agreed that we are not required to repay him from the proceeds of this offering and he will only be repaid if and when ToyZap.com has a positive cash flow. Mr. Dean has also orally agreed that there is no due date for the repayment of funds he has advanced for our benefit and our obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of funds to Mr. Dean.

If Mr. Dean continues to be creditor of ours, Mr. Dean could have a claim against your subscription funds in the event we file for bankruptcy or are forced into bankruptcy before the minimum conditions of this offering are satisfied. While your funds will be placed in a separate bank account, this account is not an escrow, trust, or similar account. Accordingly, if we file for bankruptcy or our creditors, including Mr. Dean, file a petition for involuntary bankruptcy against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. As our primary creditor, Mr. Dean, acting alone, may be able to file an involuntary bankruptcy petition against us. Mr. Dean could sue us, obtain a judgment against us, garnish the bank account in which the subscription funds are held, and take possession of the subscription funds, including your funds. This could preclude or delay the return of money to you.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The following risks relate to the Internet industry:

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

Customers may be unwilling to use the Internet to purchase goods.

Our future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective.

Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

Because we will rely primarily on on-line credit card payments for our products and services, we will risk fraudulent credit card transaction. We do not have insurance against fraudulent credit card transactions. Our net sales and results of operation may be harmed by fraudulent credit card transactions.

Because we will rely primarily on on-line credit card payment for our services, we will risk fraudulent credit card transactions; a failure to adequately control such transactions would harm our net sales and results of operations because we do not intend to carry insurance against this risk. We intend to utilize technology to help us detect the fraudulent use of credit card information. Nonetheless, we may suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, we will be liable for fraudulent credit card transactions because we do not intend to obtain a cardholder’s signature. Because we have no operating history, we cannot predict our future levels of bad-debt expense.

If one or more states successfully assert that we should collect sales or other taxes on the sale of the merchandise that we offer for sale on our website, our business could be harmed.

We do not intend to collect sales or other similar taxes for physical shipments of goods into states other than Texas. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. Current and future laws and regulations could harm our business, results of operation and financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts.

The following risks relate principally to our common stock and its market value:

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

Because there is no public trading market for our common stock, you may not be able to resell your stock.

Our stock is listed on the OCTBB under the symbol “TOYZ.” We began trading on March 4, 2009 and have not yet created an effective public trading market for our Common Stock, nor is there any assurance that an effective trading market will ever develop. Therefore, it may be difficult to sell your shares of Common Stock in the future.

Because our sole officer and director owns 53% of the total outstanding common stock, he will retain control of the company and be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

Lance Dean owns 53% of the total outstanding common stock. As a result, Mr. Dean is able to elect all of our directors and control our operations which could decrease the price and marketability of the shares.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker or dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval which could adversely affect the voting power of holders of our common stock or any change in control of our company.

We are authorized to issue 1,000,000 shares of preferred stock, $0.001 par value per share. We have no preferred shares issued and outstanding. However, the Board of Directors may later determine to issue our preferred stock. If issued, the preferred stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stockholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders. Although we have no present intent to do so, we could issue shares of preferred stock with such terms and privileges that a third party acquisition of the Company could be difficult or impossible, thus entrenching our existing management in control of the Company indefinitely.

Our shares are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers, many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive, administrative and operating offices are located at 4800 Beldon Trail, Colleyville, Texas 76034. This is also the home residence of our sole officer and director, Lance Dean. Mr. Dean makes this space available to the Company free of charge. There is no written agreement documenting this arrangement. We intend to lease office space for a new executive, administrative, and operating office. We estimate that the cost will be approximately $800 per month. We have not yet entered into any lease agreement nor have we identified any third party service providers. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Limited Public Market for Common Stock

Our stock is listed on the OCTBB under the symbol “TOYZ.” We began trading on March 4, 2009 and have not yet created an effective public trading market for our Common Stock, nor is there any assurance that an effective trading market will ever develop. Therefore, it may be difficult to sell your shares of Common Stock in the future. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

As of the date of this filing, there are 10,000,000 shares issued and outstanding. Of these shares, 8,000,000 shares are restricted securities that may be sold under Rule 144 of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act. We have not agreed to register these shares. Under Rule 144, the shares may be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three-month period and the sales must be sold in a brokers’ transaction or in a transaction directly with a market maker.

On May 30, 2006, Lance Dean, our sole officer and director, received 5,280,000 shares of common stock and Ray A. Balestri of Balestri & Associates received 2,720,000 shares of common stock, all of which are restricted securities. Because there were 2,000,0000 shares sold and issued in the Offering, Messrs. Dean and Balestri can sell up to 100,000 shares each every 90 days. Sales by Mr. Dean and Mr. Balestri could have a depressive effect on the market price of our shares of common stock should a market develop, of which there is no assurance.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and there are no outstanding options.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”. Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. As of this filing, there are 10,000,000 shares of Common Stock outstanding held by 37 shareholders of record.

Our Common Stock began trading on the OTCBB under the symbol “TOYZ” on March 4, 2009. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into shares of our Common Stock. We have not agreed to register any of our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our Common Stock.

Our Common Stock does not have preemptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Director, to maintain their percentage ownership interest in the Company. This lack of protection from dilution to minority shareholders could allow our Director to issue additional shares of our Common Stock to persons friendly with our existing management, thus preventing any change in control of Toyzap.

Upon any liquidation, dissolution or winding-up of Toyzap, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the Common Stock. The holders of the Common Stock have no right to require us to redeem or purchase their shares.

The holders of Common Stock are entitled to share equally in dividends, if and when declared by our Director, out of funds legally available therefore, subject to the priorities given to any class of preferred stock which may be issued.

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Messrs. Dean and Balestri collectively own 80% of our outstanding shares and are able to elect all of our directors.

Preferred Stock

Toyzap is authorized to issue 1,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). We have no shares of Preferred Stock issued and outstanding, however, the Board of Directors may later determine to issue our Preferred Stock. The Preferred Stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Although we have no present intent to do so, we could issue shares of Preferred Stock with such terms and privileges that a third party acquisition of Toyzap could be difficult or impossible, thus entrenching our existing management in control of Toyzap indefinitely.

Dividend Policy

To date, we have not paid any dividends. The payment of dividends, if any, on our Common Stock in the future is within the sole discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole director, Mr. Dean, does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES

On May 30, 2006, we issued 5,280,000 shares of restricted Common Stock to Lance Dean, our sole officer and director, in consideration of services valued at $5,280.

Balestri & Associates acted as our legal counsel in connection with the Offering. In exchange for legal services, Balestri & Associates received $10,000 in cash upon the effectiveness of the registration statement and we issued 2,720,000 shares of our Common Stock to Ray A. Balestri of Balestri & Associates on May 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

	December 31, 2008	December 31, 2007
TOTAL ASSETS	$130,298	$10,332

TOTAL LIABILITIES	$38,952	$15,100
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	91,346	(4,768)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,298	$10,332

	Years Ended December 31,		From Inception through December 31,
	2008	2007	2008
REVENUE, NET	$-0-	$-0-	$-0-

COSTS OF REVENUE	-0-	-0-	-0-

OPERATING EXPENSES	53,581	4,868	66,449

LOSS BEFORE INCOME TAXES	(53,581)	(4,868)	(66,449)

PROVISION FOR INCOME TAXES	0-0	-0-	-0-

NET LOSS	$(53,581)	$(4,868)	$(66,449)

NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,300,546	8,000,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

Toyzap.com, Inc. (“Toyzap” or the “Company”) was formed in Texas on May 30, 2006 for the purpose of engaging in the business of Internet toy sales. We are a development stage company. We intend to market and sell plush and collectible toys to retail customers over the Internet on our website, www.toyzap.com. The plush and collectible toys we will offer for sale on our website are intended to be treasured collectibles and safe entertainment for children.

On May 7, 2008, through a registered offering, we offered up to 2,000,000 shares of our Common Stock on a self-underwritten basis at a price of $0.075 per share (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, our sole officer, director, employee and major shareholder. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. We believe that the funds received from the Offering will satisfy the Company’s cash requirements over the next twelve-month period. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009.

Our principle business activities will be (i) developing lines of plush and collectible toys, (ii) creating and updating our website where customers can review and ultimately purchase our products, and (iii) promoting, marketing, and selling our products over the Internet. We plan offer our products in various series. After the conclusion of one series, additional “characters” will be added. We intend to limit the production of certain characters. The actual production amount of a certain character will not be disclosed at the time it is introduced on our website. We think that this will create an atmosphere that encourages customers to visit our website frequently and purchase products before inventory runs out.

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

We have a limited operating history and to date have not produced any products. Historically, operations have primarily been funded by loans from Lance Dean, the Company’s sole officer, director, employee, and major stockholder. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the IPO. Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to develop a line of plush and collectible toys, creating a website that customers use to purchase our products, and selling our products over the Internet. We expect to fulfill our business plan and generate revenues from Internet sales.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy among others involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue from product sales is recognized when the product has been shipped and collectability is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

The Company accounts for compensation associated with stock options warrants issued to non-employees using the fair and -value based method prescribed by Financial Accounting Standard 123 – Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share based Payment” a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted 123R. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation costs for equity based compensation of or all new or modified grants after the date of adoption.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 states that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, the Company will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, the Company will retroactively reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations, by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The adoption of SFAS 160 will change the presentation of noncontrolling interest in the Company’s balance sheet and statement of operations, and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

Results of Operations – Comparison of Years Ending December 31, 2008 and 2007

For the years ending December 31, 2008 and 2007, the Company had no revenue. For the year ending December 31, 2008, the Company had an operating loss totaling $53,581 compared to an operating loss of $4,868 for the same period in 2007, an increase of $48,713. During the year ending December 31, 2008, general and administration costs totaled $53,581 compared to $4,868 for the same period in 2007. This increase of $48,713 is primarily a result of increased activity related to the administration of the business as it related to its operations and to being a public entity.

Liquidity and Capital Resources

Toyzap began its current operations in 2006, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until we have developed and manufactured plush toy inventory and developed the infrastructure to secure online sales of our products. There can be no assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While Toyzap has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2008, the Company’s cash balance was $130,298. Outstanding debt as of December 31, 2008 totaled $38,952. The Company’s working capital as of December 31, 2008 was $91,346.

Recent Events

Our Common Stock is traded on the OTCBB under the trading symbol “TOYZ.” Trading began on March 4, 2009 and the average bid and ask prices since that time are $0.05 and $0.08 respectively.

Commitments

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of Toyzap, as and to the extent permitted by the Texas Business Corporation Act. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to our Articles of Incorporation, Bylaws, Texas laws or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or control persons, and the successful defense of any action, suit or proceeding) is asserted by such director, officer or control person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-12.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31,2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2008.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment
Lance Dean	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	May 2006

There is no arrangement or understanding between our director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Lance Dean– President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

Lance Dean, age 43, is President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director of ToyZap.com, Inc. and has held these positions since May 30, 2006. Mr. Dean is also currently the President of Fallon Products, Inc. a Texas corporation that creates, markets, and develops new products for various industries such as retail catalog, internet sales, and home security, and has held this position since April 1999. Mr. Dean has been with Fallon Products since April 1999, and has developed and secured multiple patents for products marketed under the Fallon Products brand. From 1996 to 2007, Mr. Dean was the national account manager for Honeywell International, a diversified technology and manufacturing company, serving customers worldwide with control technologies for buildings, homes, and industry, automotive products, turbochargers and specialty materials. Mr. Dean supervised and managed top industry accounts for the Honeywell Security and Custom Electronics divisions and negotiated and converted national accounts to the Honeywell product line. Mr. Dean devotes approximately 30 hours per week to our operations and will devote additional time as required. Mr. Dean is not an officer or director of any other reporting company.

Significant Employees

Other than the executive officer named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

As noted above, there is currently a sole director serving on our board. He will serve until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Indemnification

Under our Articles of Incorporation, we must indemnify and hold harmless directors, officers, employees, and agents of Toyzap to the extent permitted by the Texas Business Corporation Act. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Texas law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal 2008, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Lance Dean President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2008	0	0	0	0	0
	2007	0	0	0	0	0
	2006	0	0	0	0	0

Employment Agreements with Executive Management

As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into any employment contracts until such time as our board of directors deems it prudent to do so.

Outstanding Equity Awards

The Company’s Board of Directors has not adopted any equity incentive plans and there are no outstanding equity awards or options as of the date of this Annual Report.

Directors’ Compensation

Our directors do not currently receive any compensation for serving as members on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of December 31, 2008, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 10,000,000, shares of Common Stock outstanding as of March 25, 2009.

Name of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Lance Dean	Common Stock	5,280,000	53%
Ray A. Balestri	Common Stock	2,720,000	27%
All directors and named executive officers as a group (1 person)		5,280,000	53%

(1)	All directors, named executive officers, and persons owning 5% or more of the Company’s stock have sole voting and investment power with respect to the shares listed.
(2)	No director, named executive officer, or persons owning 5% or more of the Company’s stock have any right to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 30, 2006, we issued 5,280,000 shares of restricted Common Stock to Lance Dean, our sole officer and director, in consideration of services valued at $5,280.

Balestri & Associates acted as our legal counsel in connection with the Offering. In exchange for legal services, Balestri & Associates received $10,000 in cash upon the effectiveness of the registration statement and we issued 2,720,000 shares of our Common Stock to Ray A. Balestri of Balestri & Associates on May 30, 2006.

Mr. Dean has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2008, Mr. Dean had advanced us $27,100 for our benefit. Mr. Dean will not be repaid from the proceeds of the Offering, but will only be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s home residence. Mr. Dean provides space for the company’s operations free of charge. There is not written agreement evidencing this arrangement.

Lance Dean is our sole officer and director. As such, he would not qualify as an “independent” director within the meaning of the rules and regulations of NASDAQ. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $6,000 from Rosenberg Rich Baker Berman and Company, PA. Such fees for the year ended December 31, 2008 were for reviews of financial statements for the quarters ended June 30, 2008 and September 30, 2008.

We incurred aggregate fees and expenses of $5,000 from Moore & Associates. Such fees for the year ended December 31, 2008 were for work completed on the audit for years ended December 31, 2007 and 2006.

Tax Fees. We incurred no aggregate fees and expenses for the 2008 and 2007 fiscal years.

All Other Fees. We incurred no other fees for the 2008 and 2007 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description
3.1	March 21, 2003	Articles of Incorporation (1)

3.2	n/a	Bylaws (1)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

21.1	March 25, 2009	List of Subsidiaries*

31.1	March 25, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

31.2	March 25, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*

32.1	March 25, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	March 25, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

99.1	n/a	Form of subscription agreement for common stock. (2)

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on May 5, 2006.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Toyzap.com, Inc.

We have audited the accompanying balance sheet of Toyzap.com, Inc. as of December 31, 2008 and the related statements of income, stockholders’ equity and cash flows for the year then ended. Toyzap.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Toyzap.com, Inc. for the period from inception to December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2007, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toyzap.com, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is a start-up, has suffered recurring losses from operations and expects to incur continued losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, NJ

March 15, 2009

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$130,298	$10,332

Total current assets	130,298	10,332

Total assets	$130,298	$10,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Stockholder advances	$27,100	$15,100
Accounts payable	11,522	—
Other current liabilities	330	—

Total current liabilities	38,952	15,100

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 20,000,000 shares authorized; 10,000,000 and 8,000,000 shares issued and outstanding at December 31, 2008 and 2007 respectively	10,000	8,000
Additional paid-in capital	147,795	100
Deficit accumulated during development stage	(66,449)	(12,868)

Total stockholders’ equity	91,346	(4,768)

Total liabilities and stockholders’ equity	$130,298	$10,332

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

	Years Ended December 31,		From Inception through December 31, 2008
	2008	2007
Revenues, net	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	53,581	4,868	66,449

Total operating expenses	53,581	4,868	66,449

Loss before taxes	(53,581)	(4,868)	(66,449)

Provision for income taxes	—	—	—

Net loss	$(53,581)	$(4,868)	$(66,449)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	8,300,546	8,000,000

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

	Years Ended December 31,		From Inception through December 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,581)	$(4,868)	$(66,449)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Increase in accounts payable	11,522	—	—
Increase in other current liabilities	330	—	330

Net cash flows used in operating activities	(41,729)	(4,868)	(58,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	149,695	—	149,695
Stockholder advances	12,000	15,100	27,100
Contributed capital	—	100	100

Net cash flows provided by financing activities	161,695	15,200	176,895

Increase in cash	119,966	10,332	118,776
Cash, beginning of period	10,332	—	—

Cash, end of period	$130,298	$10,332	$118,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, May 30, 2006 (inception)	—	$—	$—	$—	$—

Shares issued for services	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—

Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)

Shares issued in private placement	2,000,000	2,000	147,695	—	149,695
Net loss	—	—	—	(53,581)	(53,581)

Balance, December 31, 2008	10,000,000	$10,000	$147,795	$(66,449)	$91,346

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Toyzap.com, Inc. (“Toyzap” or the “Company”) was formed in Texas on May 30, 2006 for the purpose of engaging in the business of Internet toy sales. The Company is a development stage company. The Company intends to market and sell plush and collectible toys to retail customers over the Internet on its website, www.toyzap.com.

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reporting in the accompanying financial statements are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Basis of presentation and going concern uncertainty

The Company has been a development stage company and has incurred net operating losses of $66,449 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2008 and 2007, the Company did not have any accounts receivable.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. At December 31, 2008 and 2007, the Company did not have any long-lived assets.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2008 and 2007, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue when products are fully delivered and collection is reasonably assured.

Stock Based Compensation

For the years ended of December 31, 2008 and 2007, the Company has not issued any share-based payments to its employees.

The Company follows the requirements of SFAS 123(R), Share Based Payments with regard to stock-based compensation issued to employees. The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. At December 31, 2008 and 2007, there were no potential common shares that would have an anti-dilutive effect.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in operating expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2008.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 states that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, the Company will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, the Company will retroactively reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations, by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The adoption of SFAS 160 will change the presentation of noncontrolling interest in the Company’s balance sheet and statement of operations, and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B – RELATED PARTIES

Mr. Dean, Chief Executive Officer has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2008 and 2007, Mr. Dean had advanced $27,100 and $15,100 respectively. Mr. Dean will be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s home residence. Mr. Dean provides space for the company’s operations free of charge. There is no written agreement evidencing this arrangement.

For legal services rendered during 2008, we owe $9,462 to a company owned by a shareholder, which is included in accounts payable in the accompanying financial statements.

NOTE C – CAPITAL STOCK

Common Stock

At December 31, 2008, the Company had 20,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 10,000,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Director. Our Common Stock began trading on the Over-the-Counter Bulletin Board on March 4, 2009 under the trading symbol “TOYZ.”

Registration of an offering of our common shares became effective on May 7, 2008 under which we offered 2,000,000 shares of our common stock at a price of $0.075 per share on a self-underwritten basis (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, our sole officer, director, employee and major shareholder. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. The Company believes that the funds received from the Offering will satisfy its cash requirements over the next twelve-month period.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

Preferred Stock

At December 31, 2008, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) which can be designated in series as desired by the Director, and no shares of Preferred Stock issued and outstanding.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE C – CAPITAL STOCK (continued)

Preferred Stock (continued)\

The preferred stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrant to Purchase Common Stock

At December 31, 2008, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

At December 31, 2008, the Company had not approved any stock equity plan and there were no outstanding stock options to purchase Common Stock of the Company.

NOTE D – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

Twelve Months Ended December 31,
	2008	2007
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-

Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-

Total deferred tax benefit	-0-	-0-

Total tax provision (benefit)	$-0-	$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$(18,753)	$(4,504)
Less: valuation allowance	18,753	4,504

Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE D – INCOME TAXES (continued)

The Company had federal and state net operating tax loss carry-forward of approximately $66,000 as of December 31, 2008. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2027.

In 2008, net deferred tax assets increased by $18,753 primarily due to additional loss carry-forwards in 2008. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2008.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2008	2007
Expected income tax benefit (loss) at statutory rate of 35%	$(18,753)	$(4,504)
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	18,753	4,504

Income tax expense (benefit)	$-0-	$-0-

NOTE E – COMMITMENTS AND CONTINGENCIES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Lance Dean	March 26, 2009	/s/ Lance Dean

Principal Financial Officer	Lance Dean	March 26, 2009	/s/ Lance Dean

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Lance Dean	Chief Executive Officer and Director	March 26, 2009
Lance Dean

By:	/s/ Lance Dean	Chief Financial Officer	March 26, 2009
Lance Dean