Form 10-Q
period 2009-03-31
Toyzap.com, Inc.
filed 2009-04-29
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-146781

TOYZAP.COM, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Beldon Trail, Colleyville, TX	(817) 507-5801
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

The number of shares outstanding of the Issuer’s Common Stock as of April 29, 2009 was 10,000,000.

PART I—FINANCIAL INFORMATION

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

Unaudited Balance Sheet as of March 31, 2009 and Audited Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from May 30, 2006 (inception) through March 31, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from May 30, 2006 (inception) through March 31, 2009	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from May 30, 2006 (inception) through March 31, 2009	6

Notes to financial statements	7-8

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Unaudited March 31, 2009	Audited December 31, 2008
ASSETS
Current Assets:
Cash	$124,257	$130,298
Other receivables	75	—

Total current assets	124,332	130,298

Total assets	$124,332	$130,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,664	$11,522
Stockholder advances	27,100	27,100
Other current liabilities	330	330

Total current liabilities	44,094	38,952

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock—par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—par value $0.001; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	10,000	10,000
Additional paid-in capital	147,795	147,795
Deficit accumulated during development stage	(77,557)	(66,449)

Total stockholders’ equity	80,238	91,346

Total liabilities and stockholders’ equity	$124,332	$130,298

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2009

	Three Months Ended March 31,		From Inception through March 31, 2009
	2009	2008
Revenues	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	11,108	7,985	77,557

Total operating expenses	11,108	7,985	77,557

Loss before taxes	(11,108)	(7,985)	(77,557)

Provision for income taxes	—	—	—

Net loss	$(11,108)	$(7,985)	$(77,557)

Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	10,000,000	$8,000,000

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2009

			Additional Paid In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Balance, May 30, 2006 (inception)	—	$—	$—	$—	$—
Shares issued for services	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—
Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)
Shares issued in private placement	2,000,000	2,000	147,695	—	149,695
Net loss	—	—	—	(53,581)	(53,581)

Balance, December 31, 2008	10,000,000	10,000	147,795	(66,449)	91,346
Net loss	—	—	—	(11,108)	(11,108)

Balance, March 31, 2009	10,000,000	$10,000	$147,795	$(77,557)	$80,238

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2009

	Three Months Ended March 31,		From Inception through March 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,108)	$(7,985)	$(77,557)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Increase in other current assets	(75)	—	(75)
Increase in accounts payable	5,142	3,500	16,664
Increase in other current liabilities	—	—	330

Net cash flows used in operating activities	(6,041)	(4,485)	(52,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	149,695
Stockholder advances	—	—	27,100
Contributed capital	—	—	100

Net cash flows provided by financing activities	—	—	176,895

Decrease in cash	(6,041)	(4,485)	124,257
Cash, beginning of period	130,298	10,332	—

Cash, end of period	$124,257	$5,847	$124,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Toyzap.com, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended March 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – RELATED PARTIES

Mr. Dean, Chief Executive Officer has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. From inception to March 31, 2009, Mr. Dean had advanced $27,100. Mr. Dean will be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advance of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s residence. Mr. Dean provides space for the company’s operations free of charge. There is no written agreement evidencing this arrangement.

NOTE 3 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $77,557 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

(Remainder of page intentionally left blank.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

With the exception of the funds raised in the Offering (as further described below), we are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

Our principle business activities will be (i) developing lines of plush and collectible toys, (ii) creating and updating our website where customers can review and ultimately purchase our products, and (iii) promoting, marketing, and selling our products over the Internet. We plan to offer our products in various series. After the conclusion of one series, additional characters will be added. We intend to limit the production of certain characters. The actual production amount of a certain character will not be disclosed at the time it is introduced on our website. We think that this will create an atmosphere that encourages customers to visit our website frequently and purchase products before inventory runs out.

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to use the proceeds from the Offering (as further described below) to (i) immediately initiate the development of our website, www.toyzap.com, (ii) hire an outside web designer to assist us in designing and building our website, (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. We believe it will be take two to three months to create a workable website, network infrastructure, and transaction processing system. Product development and building of our inventory will take approximately 120 days. We believe that we will be able to begin selling plush and collectible toys on our website during the third quarter of 2009.

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Mr. Dean. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the Offering (as further described below). Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations. From inception to March 31, 2009, Mr. Dean had advanced us $27,100 for our legal, audit, general office administration, and cash needs. Mr. Dean orally agreed that the Company is not required to repay this loan from the proceeds of the Offering; however he will be repaid if and when the Company has positive cash flow.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10K filed with the SEC on March 26, 2009 and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of March 31, 2009, the Company’s cash assets were $124,257, a decrease of $6,041 from December 31, 2008. Accounts payable increased $5,142 from $11,522 at December 31, 2008 to $16,664 at March 31, 2009.

Comparison of Three Month Periods Ended March 31, 2009 and March 31, 2008

No revenues were recorded during the three months ended March 31, 2009 and 2008. Operating expenses during the three months ended March 31, 2009 and 2008 were comprised entirely of general and administrative expenses. Total general and administrative expenses of $11,108 for the three months ended March 31, 2009 increased by $3,123 or 39% over the same period in 2008. This increase is attributed to costs associated with being a public company.

Off-Balance Sheet Arrangements

None.

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

Changes in Internal Controls

During the three months ended March 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	April 29, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	April 29, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	April 29, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	April 29, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 29, 2009

TOYZAP.COM, INC.

By:	/s/ Lance Dean
Lance Dean, President and
Chief Executive Officer

By:	/s/ Lance Dean
Lance Dean, Principal Financial Officer