Form 10-Q
period 2009-09-30
Toyzap.com, Inc.
filed 2009-10-09
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of October 8, 2009 was 10,000,000.

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

Unaudited Balance Sheet as of June 30, 2009 and Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from May 30, 2006 (inception) through September 30, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from May 30, 2006 (inception) through September 30, 2009	5

Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from May 30, 2006 (inception) through September 30, 2009	6

Notes to financial statements	7-8

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	Unaudited September 30, 2009	December 31, 2008
ASSETS

Current Assets:
Cash	$108,886	$130,298

Total current assets	108,886	130,298

Total assets	$108,886	$130,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$11,462	$11,522
Stockholder advances	27,100	27,100
Other current liabilities	330	330

Total current liabilities	38,892	38,952

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	147,795	147,795
Deficit accumulated during development stage	(87,801)	(66,449)

Total stockholders’ deficit	69,994	91,346

Total liabilities and stockholders’ deficit	$108,886	$130,298

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception Through September 30, 2009
	2009	2008	2009	2008

Revenues, net	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	6,084	5,391	21,352	17,655	87,801

Total operating expense	6,084	5,391	21,352	17,655	87,801

Loss before taxes	(6,084)	(5,391)	(21,352)	(17,655)	(87,801)

Provision for income taxes	—	—	—	—	—

Net loss	$(6,084)	$(5,391)	$(21,352)	$(17,655)	$(87,801)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,000,000	8,000,000	10,000,000	8,000,000

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, May 30, 2006	—	$—	$—	$—	$—

Shares issued for service	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—

Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)

Shares issued in private placement	2,000,000	2,000	147,695	—	149,695
Net loss	—	—	—	(53,581)	(53,581)

Balance, December 31, 2008	10,000,000	10,000	147,795	(66,449)	91,346

Net loss	—	—	—	(21,352)	(21,352)

Balance, September 30, 2009	10,000,000	$10,000	$147,795	$(87,801)	$69,994

TOYZAP.COM

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009

			From Inception through September 30, 2009
	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,352)	$(17,655)	$(87,801)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Increase (decrease) in accounts payable	(60)	4,000	(60)
Increase (decrease) in other current assets	—	—	11,522
Increase in accrued expenses and other current liabilities	—	—	330

Net cash flows used in operating activities	(21,412)	(13,655)	(68,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	—	—	149,695
Stockholder advances	—	—	27,100
Contributed capital	—	—	100

Net cash flows provided by (used in) financing activities	—	—	176,895

Increase (decrease) in cash	(21,412)	(13,655)	108,886
Cash, beginning of period	130,298	10,332	—

Cash, end of period	$108,886	$(3,323)	$108,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Toyzap.com, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month periods ended September 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – RELATED PARTIES

Mr. Dean, Chief Executive Officer, has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. From inception to September 30, 2009, Mr. Dean had advanced $27,100. Mr. Dean will be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advance of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s residence. Mr. Dean provides space for the company’s operations free of charge. There is no written agreement evidencing this arrangement.

NOTE 3 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $87,801 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Using the proceeds from the Offering (as further described below), we are currently developing our website and network infrastructure, after which we will develop our transaction processing system. We believe that the website will be completed and the network infrastructure and transaction processing system will be in place by January 15, 2010. We are currently seeking a quality plush-toy manufacturer. We believe that product development and building of our inventory will be completed approximately four (4) months after we reach a manufacturing agreement. We anticipate that we will begin selling plush and collectible toys on our website before June, 2010.

Liquidity

Historical Sources of Liquidity

Historically, operations have primarily been funded by loans from Mr. Dean. All of the loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, and are subject to certain restrictions on use of proceeds received from the sale of our securities in the Offering (as further described below). Mr. Dean is under no obligation to continue to make loans to the Company to fund its operations. From inception to September 30, 2009, Mr. Dean had advanced us $27,100 for our legal, audit, general office administration, and cash needs. Mr. Dean orally agreed that the Company is not required to repay this loan from the proceeds of the Offering; however he will be repaid if and when the Company has positive cash flow.

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

Material Changes in Financial Condition and Results of Operations

As of September 30, 2009, the Company’s cash assets were $108,886, a decrease of $21,412 from December 31, 2008. Accounts payable decreased $60 from $11,522 at December 31, 2008 to $11,462 at September 30, 2009.

Comparison of Three Month Periods Ended September 30, 2009 and 2008

No revenues were recorded during the three months ended September 30, 2009 and 2008. Operating expenses during the three months ended September 30, 2009 and 2008 were comprised entirely of general and administrative expenses. General and administrative expenses totaling $6,084 for the three months ended September 30, 2009 increased $693 or 13% over the same period in 2008.

Comparison of Nine Month Periods Ended September 30, 2009 and 2008

No revenues were recorded during the six months ended June 30, 2009 and 2008. Operating expenses during the nine months ended September 30, 2009 and 2008 were comprised entirely of general and administrative expenses. General and administrative expenses totaling $21,352 for the nine months ended September 30, 2009 increased by $3,697 or 21% over the same period in 2008. This increase is attributed to costs associated with being a public company.

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

Changes in Internal Controls

During the nine months ended September 30, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
31.1	October 8, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	October 8, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	October 8, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	October 8, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 8, 2009

TOYZAP.COM, INC.

By:	/S/ LANCE DEAN
Lance Dean, President and
Chief Executive Officer

By:	/S/ LANCE DEAN
Lance Dean, Principal Financial Officer