Form 10-K/A
period 2008-12-31
Toyzap.com, Inc.
filed 2009-11-16
CIK 1414628

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NUMBER ONE)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The issuer had no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 25, 2008 is $150,000 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 25, 2008 was 10,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format:    Yes ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the year ended December 31, 2008 is being filed for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) with respect to our former auditor, Moore & Associates, Chartered.

On August 13, 2008, we reported on Form 8-K that we engaged the accounting firm of Rosenberg Rich Baker Berman and Company, CPAs as our new independent registered public accounting firm replacing Moore & Associates, Chartered. On March 26, 2009, we filed a report on Form 10-K that included financial information that was audited by Moore & Associates, Chartered, our prior independent registered public accounting firm.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates, Chartered and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http:www.pcaobus.org.

As a result of the above action, we may not include the audit reports or consents of Moore & Associates, Chartered in any filings. Therefore, we engaged our current auditor to conduct at audit since inception through December 31, 2007. This Form 10-K/A (Amendment No. 1) contains only the Financial Statements and accompanying Notes to Financial Statements. All other information in our Form 10-K filed with the SEC on March 26, 2009 remains unchanged.

This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10K (the “Report”), the terms “we,” “us,” “our,” “Toyzap,” or “our Company” refers to Toyzap.com, Inc., a Texas corporation.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description

3.1	March 21, 2003	Articles of Incorporation (1)

3.2	n/a	Bylaws (1)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

21.1	March 26, 2009	List of Subsidiaries(3)

31.1	November 16, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14a*

31.2	November 16, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14a*

32.1	November 16, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	November 16, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

99.1	n/a	Form of subscription agreement for common stock. (2)

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on May 5, 2006.
(3)	Filed as an exhibit to Form 10-K filed with the SEC on March 26, 2009.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Toyzap.com, Inc.

We have audited the accompanying balance sheets of Toyzap.com, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (May 30, 2006) to December 31, 2008. Toyzap.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toyzap.com, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

November 3, 2009

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

Title	Name	Date	Signature

Principal Executive Officer	Lance Dean	November 16, 2009	/s/ Lance Dean

Principal Financial Officer	Lance Dean	November 16, 2009	/s/ Lance Dean

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ LANCE DEAN	Chief Executive Officer and Director	November 16, 2009
Lance Dean

By:	/S/ LANCE DEAN	Chief Financial Officer	November 16, 2009
Lance Dean