Form 10-K
period 2009-12-31
Toyzap.com, Inc.
filed 2010-02-19
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 333-146781

TOYZAP.COM, INC.

(Exact name of registrant as specified in its charter)

Texas	20-8592825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4800 Beldon Trail, Colleyville, TX 76034

(Address of principal executive offices)

Registrant’s telephone number, including area code: (817) 507-5801

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 18, 2010 is $100,000 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s common stock as of February 19, 2010 was 10,000,000.

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

On May 7, 2008, through a registered offering, we offered up to 2,000,000 shares of our Common Stock on a self-underwritten basis at a price of $0.075 per share (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, our sole officer, director, employee and major shareholder. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. We do not believe that the funds received from the Offering will satisfy the Company’s cash requirements over the next twelve-month period. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009.

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

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to use the proceeds from the Offering to (i) initiate the development of our website, www.toyzap.com, (ii) hire an outside web designer to assist us in designing and building our website, (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. At this time, we do not have an estimated time frame in which we will begin selling plush and collectible toys on our website.

We have a limited operating history and to date have not produced any products. Historically, operations have primarily been funded through the Offering and by loans from Lance Dean, the Company’s sole officer, director, employee, and major stockholder. The loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, with the exception that the loans cannot be paid from the proceeds derived from the Offering.

Our ability to achieve and thereafter maintain profitability and positive cash flow is dependent upon our ability to develop a line of plush and collectible toys, create a website that customers use to purchase our products, and sell our products over the Internet.

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

Our Website

We intend to develop an easy-to-use website to market and retail our products. The website will directly correlate to the story and marketing of each line of “WebPeeps.” Each individual character will be featured on the website to detail the character’s story, background and persona. In addition to being an informative link to the character and product, the website will contain a shopping cart feature for direct purchase of products from the limited character lines. The website serves as both a source to purchase the products and enlighten the consumer with extended information and histories of each character. Consumers will be able to navigate the site via user-friendly menu options to direct their visit to a character page, the online catalog to purchase character products, or company information sections such as customer service, investor relations, frequently asked questions, and contact information. To date, we have not developed our website and have not entered into an agreement with an outside service provider to design and build the website.

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

Key elements of our growth strategy include plans to:

•	Negotiate agreements with third-party designers, manufacturers and distributors for our products;

•	Develop and expand our website as needed;

•	Increase the number of Internet users to our website through viral marketing, SEM, and affiliate marketing campaigns, and

•	Develop new products based on concepts and other intellectual property developed by Mr. Dean, and assigned to the Company.

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

We believe that the principal competitive factors in the toy industry and the plush and collectible toy segment of the toy industry are product design, price/value, marketing ability, reliable delivery, quality, and customer service. We believe that our positive principal competitive factors will be our marketing ability, reliable delivery, product design, quality, and customer service. However, just about every one of our competitors has a longer operating history, greater brand recognition, broader product lines, greater financial resources and advertising budgets, and more channels of distribution that we do. Also, we intend to rely solely on concepts and other intellectual property developed by Mr. Dean for all lines of characters we will offer for sale on our website. Our competitors will procure licenses for popular characters that may be more appealing to the plush and collectible market than our characters. We intend to distribute our products exclusively through our website (www.toyzap.com). Our products will compete with other products for the online retail market. There can be no assurance that we will procure an online retail market that will be available to support the products we will offer or allow us to seek expansion of our products and product lines. There can be no assurance that we will be able to compete effectively in this marketplace.

Intellectual Property Rights

Mr. Dean developed the concepts behind the first line of six characters we intend to offer for sale on our website. He assigned any intellectual property rights that he may have had in that line of characters to the Company. While Mr. Dean does not believe that the line of characters infringed on the intellectual property rights of third parties, Mr. Dean did not take any steps such as copyrights or trademark protection to protect his intellectual property rights in the line of characters, nor did he conduct any investigation to see if the line of characters infringed on the intellectual property rights of third parties. The Company has not taken any steps such as copyright or trademark protection to further protect our intellectual property rights in the first line of characters, nor have we investigated the possibility that the first line of characters infringes on the intellectual property rights of third parties.

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

Research and Development

We are not currently conducting any research and development activities. For all lines of characters that we plan to offer for sale on our website, we intend to rely on concepts and other intellectual property developed by Mr. Dean. Mr. Dean is under no contractual obligation to the Company to continue to develop new lines of characters nor is he under any contractual obligation to assign his rights in any new lines of characters to the Company. We do not intend to use any person other than Mr. Dean as a source for new lines of characters to offer for sale on our website. We intend to rely on third party service providers to continue the development of concepts developed by Mr. Dean and assigned to the Company.

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

Employees

As of December 31, 2009, we have no employees other than our sole officer and director, Lance Dean. We anticipate that we will not hire any employees in the next six months. We believe our future success depends in large part upon the continued services of Mr. Dean.

Plan of Operations

Completing our Offering was the first milestone necessary for the success of our business plan. Through the funds received from the Offering, we intend to accomplish the following milestones:

1)	We plan to hire an outside web designer to develop our website and hire a service provider to develop our infrastructure and transaction processing systems. The negotiation of service providers and the development and maintenance of the website, network infrastructure and transaction processing systems will be ongoing during the life of our operations. We anticipate a cost of approximately $25,000 to develop our website and infrastructure, however we have not yet contracted for these services.

2)	We plan to establish our new office and acquire the equipment we will need to begin operations. We do not intend to hire employees. We believe that it will cost approximately $9,600 to establish our new office. Our sole officer and director will handle our administrative duties.

3)	We plan to continue product development and build our inventory. We will rely on third party service providers to develop and manufacture our products and to conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased products. To date we have not entered into any formal relationship with any third parties to provide these services. Product development and building inventory are ongoing matters that will continue during the life of our operations. We estimate that it will cost approximately $40,000 to develop and build our initial inventory.

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

We will not be able to sell our products on our website until (i) our website is fully operational, (ii) our network infrastructure and transaction processing systems are in place, and (iii) we have a sufficient inventory of plush and collectible toys to offer for sale. We believe that we will have to spend approximately $75,000 in order to ensure that our website is fully operational, our network infrastructure and transaction processing systems are in place, and we have a sufficient inventory of plush and collectible toys to offer for sale on our website. If we are unable to negotiate suitable terms with service providers to develop and manufacture our products and to conduct a number of traditional retail operations, including warehousing, preparing merchandise for shipment to individual customers, and timely distribution of purchased products, and to attract customers to our website, we may have to suspend or cease operations.

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

We were incorporated on March 30, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through December 31, 2009 is $93,346. To date we have not produced any plush toys or developed our website. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

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

Mr. Dean developed the concepts behind the first line of six characters that we intend to offer for sale on our website. Mr. Dean assigned any intellectual property rights that he may have had in that line of characters to us. While Mr. Dean did not believe that the line of characters infringed on the intellectual property rights of third parties, Mr. Dean did not take any steps such as copyright or trademark protection to protect his intellectual property rights in the line of characters, nor did he conduct any investigation to see if the line of characters infringed on the intellectual property rights of third parties. We have not conducted any investigation to see if the first line of characters infringes on the intellectual property rights of others. We have also not taken any further steps to protect our intellectual property rights in the first line of characters nor do we intend to do so until after we receive the proceeds from the offering and start our operations.

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

In addition, we intend to rely solely on concepts and other intellectual property developed by Mr. Dean. Our competitors will procure licenses for popular characters that may be more appealing to the plush and collectible toy market than our characters. We intend to distribute our products exclusively through our website, toyzap.com. Our products will compete with other products for the on-line retail market. There can be no assurance that we will procure an on-line retail market that will be available to support the products we will offer or allow us to seek expansion of our products and product lines. There can be no assurance that we will be able to compete effectively in this marketplace.

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

We have not developed our website, network infrastructure, or transaction processing system. We will have to suspend or cease operations if we are unable to develop our website, network infrastructure, and transaction processing systems.

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

We are solely dependent upon the funds raised in the Offering to initiate our operations, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and can’t raise them we will have to terminate our operations.

We have not started our business operations. We intend to use the proceeds from the Offering to start our operations, which funds may enable us to operate for one year. If we need additional funds and can’t raise the money, we will have to cease operations.

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

Mr. Dean will only be devoting limited time to our operations. Mr. Dean will be devoting approximately 30 hours per week of his time to our operations. Because he will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because our sole officer and director does not have prior experience in online marketing, we may have to hire individuals or suspend or cease operations.

Because Mr. Dean does not have prior experience in online marketing, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

Because Mr. Dean does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

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

Our success will depend entirely on the ability and resources of Mr. Dean. If we lose the services or financial support of Mr. Dean, we will cease operations. Presently, Mr. Dean is committed to providing his time and financial resources to us. However, Mr. Dean does engage in other activities and only devotes and will devote a limited amount of time to our operations.

Our sole officer and director is one of our creditors, and as such, could have a claim against your subscription funds in the event we file for bankruptcy or are forced into bankruptcy before the minimum conditions of this offering are satisfied.

Mr. Dean, our sole officer and director, is our primary creditor. As of December 31, 2009, Mr. Dean has advanced us $27,100 for our legal, audit, general office administration, and cash needs. Mr. Dean has orally agreed that we are not required to repay him from the proceeds of the Offering and he will only be repaid if and when ToyZap.com has a positive cash flow. Mr. Dean has also orally agreed that there is no due date for the repayment of funds he has advanced for our benefit and our obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of funds to Mr. Dean.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

Risks related to the Internet industry

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

Risks related principally to our common stock and its market value

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

Mr. Dean owns 53% of the total outstanding Common Stock. As a result, Mr. Dean is able to elect all of our directors and control our operations which could decrease the price and marketability of the shares.

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

Our executive, administrative and operating offices are located at 4800 Beldon Trail, Colleyville, Texas 76034. This is also the home residence of Mr. Dean. Mr. Dean makes this space available to the Company free of charge. There is no written agreement documenting this arrangement. We intend to lease office space for a new executive, administrative, and operating office at an approximate cost of $800 per month. We have not yet entered into any lease agreement. We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

Market Information

Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009. The market for the Company’s Common Stock has been limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s common stock for fiscal years 2009 and 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*	Low*

2009:
Fourth Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Second Quarter	$1.25	$0.05
First Quarter	$1.50	$0.05

2008:
Fourth Quarter	-0-	-0-
Third Quarter	-0-	-0-
Second Quarter	-0-	-0-
First Quarter	-0-	-0-

The last sale price of our Common Stock reported by Yahoo Finance was $0.05.

Holders

Records of our stock transfer agent indicate that as of February 16, 2010, we had approximately 38 record holders of our Common Stock, all of whom held lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in “street name.” As of February 16, 2010, we had 10,000,000 outstanding shares of Common Stock.

Dividends

To date, we have not paid any dividends. The payment of future dividends on our Common Stock, if any, is within the sole discretion of our Director and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole director, Mr. Dean, does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009 and as of the filing date of this Report, the Company has no equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. As of this filing, there are 10,000,000 shares of Common Stock outstanding held by 37 shareholders of record.

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

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA.

	December 31, 2009	December 31, 2008
TOTAL ASSETS	$93,879	$130,298

TOTAL LIABILITIES	$29,430	$38,952
TOTAL STOCKHOLDERS’ EQUITY	64,449	91,346

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,879	$130,298

	Years Ended December 31,		From Inception through December 31, 2009
	2009	2008
REVENUE, NET	$-0-	$-0-	$-0-
COSTS OF REVENUE	$-0-	-0-	-0-
OPERATING EXPENSES	26,897	53,571	93,346

LOSS BEFORE INCOME TAXES	(26,897)	(53,581)	(93,346)
PROVISION FOR INCOME TAXES	-0-	-0-	-0-

NET LOSS	$(26,897	$(53,571)	$(93,346)

NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	10,000,000	8,300,546

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On May 7, 2008, through a registered offering, we offered up to 2,000,000 shares of our Common Stock on a self-underwritten basis at a price of $0.075 per share (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, our sole officer, director, employee and major shareholder. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. We do not believe that the funds received from the Offering will satisfy the Company’s cash requirements over the next twelve-month period. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009.

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

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to use the proceeds from the Offering to (i) initiate the development of our website, www.toyzap.com, (ii) hire an outside web designer to assist us in designing and building our website, (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. At this time, we do not have an estimated time frame in which we will begin selling plush and collectible toys on our website.

We have a limited operating history and to date have not produced any products. Historically, operations have primarily been funded through the Offering and by loans from Lance Dean, the Company’s sole officer, director, employee, and major stockholder. The loans from Mr. Dean are non-interest bearing, unsecured, and due on demand, with the exception that the loans cannot be paid from the proceeds derived from the Offering.

Our ability to achieve and thereafter maintain profitability and positive cash flow is dependent upon our ability to develop a line of plush and collectible toys, create a website that customers use to purchase our products, and sell our products over the Internet.

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

Revenue from product sales will be recognized when the product has been shipped and collectability is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and the ASC is to be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

Results of Operations – Comparison of Years Ending December 31, 2009 and 2008

For the years ending December 31, 2009 and 2008, the Company had no revenue. For the year ending December 31, 2009, the Company had general and administrative costs and an accompanying operating loss totaling $26,897 compared to $53,581 for the same period in 2008, an decrease of $26,684. This decrease of $26,684 is a direct result of the elimination of legal expenses associated with filing the registration statement in 2008.

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

As of December 31, 2009, the Company’s cash balance was $93,879. Outstanding debt as of December 31, 2009 totaled $29,430. The Company’s working capital as of December 31, 2009 was $64,449.

Recent Events

None.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were not effective.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

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

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2009.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment
Lance Dean	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	May 30, 2006

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

Business Experience

Lance Dean – President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

Lance Dean, age 44, is President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director of ToyZap.com, Inc. and has held these positions since May 30, 2006. Mr. Dean is also currently the President of Fallon Products, Inc. a Texas corporation that creates, markets, and develops new products for various industries such as retail catalog, internet sales, and home security, and has held this position since April 1999. Mr. Dean has been with Fallon Products since April 1999, and has developed and secured multiple patents for products marketed under the Fallon Products brand. From 1996 to 2007, Mr. Dean was the national account manager for Honeywell International, a diversified technology and manufacturing company, serving customers worldwide with control technologies for buildings, homes, and industry, automotive products, turbochargers and specialty materials. Mr. Dean supervised and managed top industry accounts for the Honeywell Security and Custom Electronics divisions and negotiated and converted national accounts to the Honeywell product line. Mr. Dean devotes approximately 30 hours per week to our operations and will devote additional time as required. Mr. Dean is not an officer or director of any other reporting company.

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

Code of Ethics

On December 31, 2009, the Company’s sole director approved a Code of Ethics for Financial Executives for the calendar year 2010, which he executed as the Company’s sole financial executive.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Lance Dean President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2009	0	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

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

The following alphabetical table sets forth the ownership, as of December 31, 2009, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 10,000,000, shares of Common Stock outstanding as of February 19, 2010.

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

Mr. Dean has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced us $27,100 for our benefit. Mr. Dean will not be repaid from the proceeds of the Offering, but will only be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s home residence. Mr. Dean provides space for the company’s operations free of charge. There is not written agreement evidencing this arrangement.

Mr. Dean is our sole officer and director. As such, he would not qualify as an “independent” director within the meaning of the rules and regulations of NASDAQ. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. During 2009 we incurred aggregate fees and expenses of $14,500 from Rosenberg Rich Baker Berman and Company, PA (“RRBB”). Such fees were for the performance of the annual audit for year ending December 31, 2008 and for the review of financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. Also in 2009, RRBB re-audited the Company’s financial statements for the period from inception to December 31, 2007. During 2008 we incurred aggregate fees and expenses of $6,000 from RRBB. Such fees were for the review of the financial statements of the Company for the quarters ended June 30, and September 30, 2008.

We incurred aggregate fees and expenses of $5,000 from Moore & Associates. Such fees for the year ended December 31, 2008 were for work completed on the audit for years ended December 31, 2007 and 2006.

Tax Fees. We incurred no aggregate fees and expenses for the 2009 and 2008 fiscal years.

All Other Fees. We incurred no other fees for the 2009 and 2008 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description

3.1	March 21, 2003	Articles of Incorporation (1)

3.2	n/a	Bylaws (1)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

10.0	December 31, 2009	Code of Ethics for Financial Executives*

21.1	February 19, 2010	List of Subsidiaries*

31.1	February 19, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

31.2	February 19, 2010	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)*

32.1	February 19, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	February 19, 2010	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

99.1	n/a	Form of subscription agreement for common stock. (2)

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
(2)	Filed as an exhibit to Form SB-2/A filed with the SEC on May 5, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Lance Dean	February 19, 2010	/s/ Lance Dean

Principal Financial Officer	Lance Dean	February 19, 2010	/s/ Lance Dean

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Lance Dean	Chief Executive Officer and Director	February 19, 2010
Lance Dean

By:	/s/ Lance Dean	Chief Financial Officer	February 19, 2010
Lance Dean

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Toyzap.com, Inc.

We have audited the accompanying balance sheets of Toyzap.com, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (May 30, 2006) to December 31, 2009. Toyzap.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toyzap.com, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is a start-up, has suffered recurring losses from operations and expects to incur continued losses that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

February 16, 2010

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash	$93,879	$130,298

Total current assets	93,879	130,298

Total assets	$93,879	$130,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Stockholder advances	$27,100	$27,100
Accounts payable	2,000	11,522
Other current liabilities	330	330

Total current liabilities	29,430	38,952

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	147,795	147,795
Deficit accumulated during development stage	(93,346)	(66,449)

Total stockholders’ equity	64,449	91,346

Total liabilities and stockholders’ equity	$93,879	$130,298

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2009

	Years Ended December 31,		From Inception through
	2009	2008	December 31, 2008

Revenues, net	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	26,897	53,581	93,346

Total operating expenses	26,897	53,581	93,346

Loss before taxes	(26,897)	(53,581)	(93,346)

Provision for income taxes	—	—	—

Net loss	$(26,897)	$(53,581)	$(93,346)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	10,000,000	8,300,546

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2009

	Years Ended December 31,		From Inception through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,897)	$(53,581)	$(93,346)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Increase (decrease) in accounts payable	(9,522)	11,522	2,000
Increase in other current liabilities	—	330	330

Net cash flows used in operating activities	(36,419)	(41,729)	(83,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	149,695	149,695
Stockholder advances	—	12,000	27,100
Contributed capital	—	—	100

Net cash flows provided by financing activities	—	161,695	176,895

Increase (decrease) in cash	(36,419)	119,966	93,879
Cash, beginning of period	130,298	10,332	—

Cash, end of period	$93,879	$130,298	$93,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2009

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, May 30, 2006 (inception)	$—	$—	$—	$—	$—
Shares issued for services	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—
Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)
Shares issued in private placement	2,000,000	2,000	147,695	—	149,695
Net loss	—	—	—	(53,581)	(53,581)

Balance, December 31, 2008	10,000,000	10,000	147,795	(66,449)	91,346
Net loss	—	—	—	(26,897)	(26,897)

Balance, December 31, 2009	10,000,000	$10,000	$147,795	$(93,346)	$64,449

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Basis of presentation and going concern uncertainty

The Company has been a development stage company and has incurred net operating losses of $93,346 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2009 and 2008, the Company did not have any accounts receivable.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. At December 31, 2009 and 2008, the Company did not have any long-lived assets.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2009 and 2008, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue when products are fully delivered and collection is reasonably assured.

Stock Based Compensation

For the years ended of December 31, 2009 and 2008, the Company has not issued any share-based payments to its employees.

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

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. At December 31, 2009 and 2008, there were no potential common shares that would have an anti-dilutive effect.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in operating expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2009.

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

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its December 31, 2009 balance sheet date in accordance with FASB ASC 855-10-50, “Subsequent Events,” through February 18, 2010, which is the date the financial statements were issued.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and the ASC is to be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards (continued)

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards (Continued)

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE B – RELATED PARTIES

Mr. Dean, Chief Executive Officer has advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009 and 2008, Mr. Dean had advanced $27,100. Mr. Dean will be repaid if and when ToyZap.com has a positive cash flow. There is no due date for the repayment of funds advanced by Mr. Dean. The obligation to Mr. Dean does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Our executive, administrative and operating offices are located at Mr. Dean’s home residence. Mr. Dean provides space for the company’s operations free of charge. There is no written agreement evidencing this arrangement.

For legal services rendered during 2008, we owed $9,462 to a company owned by a shareholder, during the fourth quarter of 2009; the company owned by the shareholder forgave the amount due.

NOTE C – CAPITAL STOCK

Common Stock

At December 31, 2009, the Company had 200,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 10,000,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Director. Our Common Stock began trading on the Over-the-Counter Bulletin Board on March 4, 2009 under the trading symbol “TOYZ.”

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

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE C – CAPITAL STOCK (Continued)

Preferred Stock

At December 31, 2009, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) which can be designated in series as desired by the Director, and no shares of Preferred Stock issued and outstanding.

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

Warrant to Purchase Common Stock

At December 31, 2009, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

At December 31, 2009, the Company had not approved any stock equity plan and there were no outstanding stock options to purchase Common Stock of the Company.

NOTE D – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

Deferred Tax Assets:

Net operating loss carry-forward	$(9,414)	$(18,753)
Less: valuation allowance	9,414	18,753

Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forward of approximately $93,000 as of December 31, 2009. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2009, net deferred tax assets increased by $9,417 primarily due to additional loss carry-forwards in 2009. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

TOYZAP.COM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE D – INCOME TAXES (Continued)

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2009.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2009	2008

Expected income tax benefit (loss) at statutory rate of 35%	$(9,414)	$(18,753)
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	9,414	18,753

Income tax expense (benefit)	$-0-	$-0-

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