Form 10-Q
period 2010-03-31
Toyzap.com, Inc.
filed 2010-05-05
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 333-146781

TOYZAP.COM, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 North Akard Street, Suite 2850, Dallas, TX 75201	(214) 758-8600
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

4800 Beldon Trail, Colleyville, TX 76034

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Issuer’s Common Stock as of May 5, 2010 was 8,324,570.

*Explanatory Note: The Issuer timely filed all Exchange Act reports for the preceding twelve months.

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

Unaudited Balance Sheet as of March 31, 2010 and Balance Sheet as of December 31, 2009	3

Unaudited Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from May 30, 2006 (inception) through March 31, 2010	4

Unaudited Statement of Stockholders’ Equity for the period from May 30, 2006 (inception) through March 31, 2010	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from May 30, 2006 (inception) through March 31, 2010	6

Notes to financial statements	7-11

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash	$48,028	$93,879

Total current assets	48,028	93,879

Total assets	$48,028	$93,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Stockholder advances	$—	$27,100
Accounts payable	—	2,000
Other current liabilities	—	330

Total current liabilities	—	29,430

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10,000	10,000
Additional paid-in capital	147,795	147,795
Deficit accumulated during development stage	(109,767)	(93,346)

Total stockholders’ equity	48,028	64,449

Total liabilities and stockholders’ equity	$48,028	$93,879

The accompanying footnotes are an integral part of these financial statements.

3

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	Three Months Ended March 31,		From Inception through
	2010	2009	March 31, 2009

Revenues	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	16,851	11,108	110,197

Total operating expenses	16,851	11,108	110,197

Operating loss	(16,851)	(11,108)	(110,197)

Other income	430	—	430

Loss before taxes	(16,421)	(11,108)	(109,767)

Provision for income taxes	—	—	—

Net loss	$(16,421)	$(11,108)	$(109,767)

Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	10,000,000	10,000,000

The accompanying footnotes are an integral part of these financial statements.

4

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, May 30, 2006 (inception)	—	$—	$—	$—	$—

Shares issued for services	8,000,000	8,000	—	—	8,000
Net loss	—	—	—	(8,000)	(8,000)

Balance, December 31, 2006	8,000,000	8,000	—	(8,000)	—

Contributed capital	—	—	100	—	100
Net loss	—	—	—	(4,868)	(4,868)

Balance, December 31, 2007	8,000,000	8,000	100	(12,868)	(4,768)

Shares issued in private placement	2,000,000	2,000	147,695	—	149,695
Net loss	—	—	—	(53,581)	(53,581)

Balance, December 31, 2008	10,000,000	10,000	147,795	(66,449)	91,346

Net loss	—	—	—	(26,897)	(26,897)

Balance, December 31, 2009	10,000,000	10,000	147,795	(93,346)	64,449

Net loss	—	—	—	(16,421)	(16,421)

Balance, March 31, 2010	10,000,000	$10,000	$147,795	$(109,767)	$48,028

The accompanying footnotes are an integral part of these financial statements.

5

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	Three Months Ended March 31,		From Inception through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,421)	$(11,108)	$(109,767)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	—	—	8,000
Increase in other current assets	—	(75)	—
Increase (decrease) in accounts payable	(2,000)	5,142	—
Decrease in other current liabilities	(330)	—	—

Net cash flows used in operating activities	(18,751)	(6,041)	(101,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	149,695
Stockholder advances	(27,100)	—	—
Contributed capital	—	—	100

Net cash flows provided by (used in) financing activities	(27,100)	—	149,795

Increase (decrease) in cash	(45,851)	(6,041)	48,028
Cash, beginning of period	93,879	130,298	—

Cash, end of period	$48,028	$124,257	$48,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

6

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Toyzap.com, Inc. (“Toyzap” or the “Company”) was formed in Texas on May 30, 2006, for the purpose of engaging in the business of Internet toy sales. The Company is a development stage company. On April 23, 2010, effective upon the consummation of a change in control transaction described herein at Note E – Subsequent Events, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the Unites States.

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The Company has been a development stage company and has incurred net operating losses of $109,767 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available for the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At March 31, 2010, and December 31, 2009, the Company did not have any accounts receivable.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when products are fully delivered and collection is reasonably assured. During each of the periods presented the Company had no revenue.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with FASB ASC 260-10-55, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. At March 31, 2010, and 2009, there were no potential common shares that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company’s policy provides for the expensing of all shipping and handling costs as incurred. During each of the periods presented the Company had no shipping and handling costs.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. During each of the periods presented the Company had no advertising costs.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During each of the periods presented the Company had no tax provision, current or deferred.

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

NOTE B – RELATED PARTIES

Lance Dean, the Company’s Chief Executive Officer until April 23, 2010, had advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced $27,100. In February 2010, the Company repaid Mr. Dean.

Until April 23, 2010, the Company’s executive, administrative and operating offices were located at Mr. Dean’s home residence, which space he provided at no charge. There was no written agreement evidencing this arrangement.

NOTE C – CAPITAL STOCK

Common Stock

At March 31, 2010, the Company had 200,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 10,000,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Director.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

NOTE C – CAPITAL STOCK (Continued)

Common Stock (Continued)

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “TOYZ.OB.”

Preferred Stock

At March 31, 2010, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) and zero shares of Preferred Stock issued and outstanding.

The Company’s Board of Directors may designate shares of Preferred Stock to be issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the shareholders of the Preferred Stock would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to the shareholders of the Common Stock.

Warrants to Purchase Common Stock

At March 31, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

At March 31, 2010, the Company had not approved any stock equity plan and there were no outstanding stock options to purchase Common Stock of the Company.

NOTE E – SUBSEQUENT EVENTS

Changes in Control of Registrant

As previously reported in our Current Report on Form 8-K filed with the Securities & Exchange Commission (the “Commission”) on April 27, 2010, which report is incorporated herein by reference, on April 23, 2010, certain selling shareholders of the Company sold an aggregate of 9,912,920 shares (the “Shares”) of the Company’s Common Stock for an aggregate of $400,000. Subsequently, 1,725,430 shares were contributed to the capital of the Company which reduced the number of issued and outstanding shares of Common Stock to 8,274,560.

Change in Officers and Directors

In conjunction with the change of control transaction, Lance Dean resigned as the Company’s sole director and officer and the following individuals were elected to serve in the following capacities:

Name	Age	Position
Harold Montgomery	50	Chairman, Chief Executive Officer, Secretary and Director
Laird Q. Cagan	52	Director
Craig Jessen	52	President and Director
David Pilotte	51	Chief Financial Officer

New Business Model and Name Change

Effective upon the consummation of the change in control transactions described herein, the Company changed its business to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the United States. The Company has reached an agreement in principal with two of its control shareholders to acquire the trademark name “Calpian” for $10,000 for use in its new business. Upon acquisition of the trademark name, the Company intends to change its name to “Calpian, Inc.”

Agreements with Management

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement (the “Agreement”) to engage David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the Agreement, Mr. Pilotte will be paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month with additional time at quarter ends. Any additional hours will be billed at a rate of $275 per hour, subject to written pre-approval by the Company. The Agreement has an initial term of three (3) months, is expected to be amended and renewed based upon the continuing needs of the business, but may be terminated by either party upon thirty (30) days written notice or immediately by the Company upon Mr. Pilotte’s default or breach of the Agreement.

Public Relations Agreement and Unregistered Sale of Equity Securities

On April 26, 2010, the Company engaged a public relations firm (“PR Firm”) pursuant to an agreement that expires on April 30, 2012. As compensation thereunder, the Company issued 50,000 shares of the Company’s Common Stock to the PR Firm (the “Consulting Shares”). Including the Consulting Shares, the sole owner of the PR Firm beneficially owns approximately 6.6% of the Company’s issued and outstanding shares of Common Stock.

Stock Dividend

On April 26, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of the Company’s Common Stock for every one (1) share of Common Stock outstanding, to be issued to holders of record as of May 13, 2010, (the “Record Date”), and paid on May 14, 2010, (the “Pay Date”). The Board subsequently postponed the stock dividend pending a related corporate action, which action and stock dividend should be completed within the next 60 days. Following the issuance of the stock dividend, the Company will have an aggregate of 16,649,140 shares of issued and outstanding Common Stock, assuming no additional shares of Common Stock are issued prior to the Record Date.

Placement Agent Agreement

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC shall act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). The Company will pay CFSC’s fees equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering. In addition, the Company will pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds and warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on February 19, 2010, including the audited financial statements and notes included therein, and (ii) in our Current Report on Form 8-K filed with the Commission on April 27, 2010, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

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

Overview

We had previously intended to market and sell plush and collectible toys to retail customers over the Internet. On April 26, 2010, effective upon the consummation of a change in control transaction described herein at Recent Events, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the Unites States. Pursuant to this new direction, the Company plans to engage in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the Unites States. A more detailed description of the Company’s new business model is described herein at Recent Events, Business Overview.

The Company is a development stage company with no operating history that plans to engage in the highly competitive merchant credit and debit card processing and acquisition industry. The Company’s ability to successfully compete in this industry is subject to many factors including, but not limited to: the Company’s ability to negotiate and enter into business, asset, and residual Independent Sales Organizations (“ISO”) commission acquisition agreements on reasonable terms; the availability of additional capital at reasonable terms to support our business plan; economic, competitive, demographic, business, and other conditions in the Company’s local, regional, and national markets and changes in the card issuing business; changes or developments in laws, regulations, or taxes in the merchant credit and debit card processing and residuals acquisition industry; actions taken or not taken by third-parties including the Company’s suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities; the Company’s ability to secure required approvals from various processors or super ISOs or other entities necessary to complete an acquisition; the impact of acquisitions and reorganizations and the Company’s ability to successfully integrate acquisitions; changes and advances in bank card payment processing technologies; the availability and adequacy of cash flow to meet the Company’s cash requirements; changes in applicable law and regulations; as well as other risks described in the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2010.

Recent Events

Changes in Control of Registrant

As previously reported in our Current Report on Form 8-K filed with the Securities & Exchange Commission (the “Commission”) on April 27, 2010, which report is incorporated herein by reference, on April 23, 2010, certain selling shareholders of the Company sold an aggregate of 9,912,920 shares (the “Shares”) of the Company’s Common Stock for an aggregate of $400,000 to third party purchasers (the “Purchasers”). Subsequently, the Purchasers (i) contributed 1,725,430 shares to the capital of the Company which reduced the number of issued and outstanding shares of Common Stock to 8,274,560, (ii) agreed to vote to elect a nominee of Cagan Capital, LLC (“Cagan”) as one of the Company’s directors, (iii) agreed that if the Company did not raise at least $2 million in equity financing prior to September 1, 2010, that Cagan may purchase their newly acquired shares for an aggregate of $400,000, and (iv) agreed to lock up provisions on their newly acquired shares to prohibit them from offering, selling, contracting to sell, transferring, hypothecating, pledging, or otherwise disposing of the shares for a period of up to two (2) years.

In conjunction with the change of control transaction, Lance Dean resigned as the Company’s sole director and officer and the following individuals were elected to serve in the following capacities:

Name	Age	Position
Harold Montgomery	50	Chairman, Chief Executive Officer, Secretary and Director
Laird Q. Cagan	52	Director
Craig Jessen	52	President and Director
David Pilotte	51	Chief Financial Officer

(Remainder of page intentionally left blank.)

Beneficial Ownership after Change in Control

The following table sets forth certain information as of April 27, 2010, with respect to the beneficial ownership of the Company’s issued and outstanding Common Stock:

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Harold Montgomery, Director, Chairman and Chief Executive Officer(2)	2,547,242	30.6%
Craig Jessen, Director and President(3)	1,650,000	19.8%
Laird Q. Cagan, Director(4)	1,437,500	17.3%
John Liviakis(5)	550,000	6.6%
David Pilotte, Chief Financial Officer	0	—

All officers and directors as a group (4 persons)(6)	5,634,742	67.7%

(1)	Based on 8,324,570 shares of Common Stock issued and outstanding, including 50,000 shares of the Company’s Common Stock issued to Liviakis Financial Communications, Inc. on April 26, 2010.
(2)

Includes: (i) 595,000 shares of Company Common Stock owned directly by Harold Montgomery; (ii) 1,905,000 shares of the Company’s Common Stock held in an IRA fbo Mr. Montgomery; and (iii) 23,621 shares of the Company’s Common Stock owned by the Molly Ann Montgomery 1995 Trust and 23,621 shares of the Company’s Common Stock owned by the Philip Graham Montgomery 1997 Trust, trusts for Mr. Montgomery’s children for which Mr. Montgomery is trustee.

(3)	Includes 1,650,000 shares of the Company’s Common Stock held in an IRA fbo Mr. Jessen.
(4)	Includes: (i) 837,500 shares of Company Common Stock held in an IRA fbo Mr. Cagan; and (ii) 600,000 shares of Company Common Stock held in an IRA fbo Mr. Cagan’s spouse.
(5)

Includes: (i) 257,380 shares of Company Common Stock held by Mr. Liviakis; (ii) 242,620 shares of Company Common Stock held in an IRA fbo Mr. Liviakis; and (iii) 50,000 shares of Company Common Stock held by Liviakis Financial Communications, Inc. Liviakis Financial Communications, Inc. is the Company’s public relations firm, and Mr. John Liviakis is its sole shareholder, President and Chief Executive Officer.

(6)	Includes shares of Company Common Stock beneficially held by Messrs. Montgomery, Jessen, Cagan and Pilotte.

New Business Model

Effective upon the consummation of the change in control transactions described herein, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the United States. Messrs. Montgomery and Jessen, both new directors and executive officers of the Company, previously served as founders, controlling shareholders, directors, and executive officers of A.R.T. Holdings, Inc., d/b/a “Calpian” (“ART”), a Texas-based private company similarly engaged in the business of acquiring retail credit card processing residual streams from independent sales organizations since 2001. As controlling shareholders, directors, and officers of ART, Messrs. Montgomery and Jessen have agreed, in principal, with the Company to sell the “Calpian” trademark and domain name to the Company for $10,000 and take a limited trademark license to the “Calpian” name back for use in certain limited, non-competitive purposes, subject to ART receiving a release from a third party with respect to the trademark. Upon acquisition of the trademark name, the Company intends to change its name to “Calpian, Inc.”

Overview of New Business

Headquartered in Dallas, Texas, the Company plans to engage in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States. Small- and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”) in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. The Company’s plan is not to act as a credit card processor or as an ISO, but simply to purchase a revenue stream resulting from the relationship between those two organizations. According to a 2002 report published by The Green Sheet, there are approximately 10,000 registered and non-registered ISOs estimated in the U.S. varying in size from one-person operations to businesses with large telemarketing groups and hundreds of employees. The vast majority, however, are small operations with several hundred merchants in their customer base. Merchants typically pay a fixed percentage of each credit card transaction to its ISO as a fee for its services. As such, each of the ISOs has at least one residual revenue stream ranging from several hundred dollars to hundreds of thousands of dollars a month. Based on available industry data, including data obtained from The Nilson Report (the world’s leading source of news and proprietary research on consumer payment systems for the past 39 years), the Company estimates that ISOs control the credit card processing on behalf of approximately two million merchants in the U.S., with a total residual stream estimated at $80 to $100 million per month.

The Company’s residual purchases are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended time frame covering the entire current and possibly future portfolio of an ISO. The Company’s aim is to acquire merchant residual accounts by acquiring them directly from the ISOs that originated the contracts with the merchants. In a residual purchase, the Company buys the rights to the residual revenue streams owned by the ISO for a negotiated amount. Upon acquisition of the residual revenue stream from the ISO, the Company and the ISO will notify the processor that the Company owns the rights to the residual and that all future residual payments should be paid to the Company. Processors must approve all transactions as a condition of closing.

The Company plans to advertise in industry trade journals to inform the ISO industry of its acquisition capabilities, including Transaction World Magazine (a wholly-owned subsidiary of ART), and to underwrite each deal using its own internal processes.

Agreements with Management

Other than the requirement under the Purchase Agreement that Messrs. Montgomery, Jessen, and Cagan each be appointed as a director of the Company, and voting and call provisions under the Shareholders’ Agreement as described above, there are no arrangements or understandings between Messrs. Montgomery, Jessen, or Cagan or any other persons pursuant to which any of Messrs. Montgomery, Jessen, or Cagan was selected as an officer or director of the Company; there are no material plans, contracts or arrangements to which any of Messrs. Montgomery, Jessen, or Cagan is a party with the Company; none of Messrs. Montgomery, Jessen, or Cagan is currently entitled to any compensation in his role as an officer or director of the Company; and the Company has no committees of the Board of Directors to which any of Messrs. Montgomery, Jessen, or Cagan has been appointed.

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement (the “Agreement”) pursuant to which the Company engaged David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the Agreement, Mr. Pilotte will be paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month with additional time at quarter ends. Any additional hours will be billed at a rate of $275 per hour, subject to written pre-approval by the Company. The Agreement has an initial term of three (3) months, is expected to be amended and renewed based upon the continuing needs of the business, but may be terminated by either party upon thirty (30) days written notice or immediately by the Company upon Mr. Pilotte’s default or breach of the Agreement.

As controlling shareholders, directors and officers of ART, Messrs. Montgomery and Jessen have agreed in principal with the Company to sell the “Calpian” trademark and domain name to the Company for $10,000 and take a limited trademark license to the “Calpian” name back to be used solely by ART for certain limited, non-competitive purposes, subject to ART receiving a release from a third party with respect to the trademark. Messrs. Montgomery and Jessen are the controlling shareholders, officers, and directors of ART as well as the controlling shareholders, officers, and directors of the Company.

Public Relations Agreement

On April 26, 2010, the Company engaged Liviakis Financial Communications, Inc. (“Liviakis Financial”) as its public relations firm pursuant to a Consulting Agreement that expires on April 30, 2012 (the “Liviakis Agreement”). Pursuant to the Liviakis Agreement, and as sole compensation thereunder, the Company issued to Liviakis Financial an aggregate of 50,000 shares of the Company’s Common Stock on April 26, 2010, (the “Consulting Shares”). Mr. John Liviakis is the sole shareholder, President and Chief Executive Officer of Liviakis Financial and he also acquired beneficial ownership of an aggregate of 500,000 shares of the Company’s Common Stock from the Selling Shareholders on April 23, 2010, pursuant to a change in control transaction. The issuance of the Consulting Shares was approved by the Company’s Board of Directors on April 26, 2010, at a price of $0.05 per share, which was the fair market value per share of the Consulting Shares as determined by the Board of Directors as of such date.

Stock Dividend

On April 26, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of the Company’s Common Stock for every one (1) share of Common Stock outstanding, to be issued to holders of record as of May 13, 2010, (the “Record Date”), and paid on May 14, 2010 (the “Pay Date”). The Board subsequently postponed the stock dividend pending a related corporate action, which action and stock dividend should be completed within the next 60 days. Following the issuance of the stock dividend, the Company will have an aggregate of 16,649,140 shares of issued and outstanding Common Stock, assuming no additional shares of Common Stock are issued prior to the Record Date.

Placement Agent Agreement

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC shall act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a Director of the Company and current beneficial owner of approximately 17.3% of the outstanding capital stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company will indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act and will pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company will pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents shall also collectively receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering (the “Placement Agent Warrants”). As a registered representative and principal of CFSC, Mr. Cagan shall be entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance and Placement Agent Warrants due and owing to CFSC in connection with the Offering.

Relocation of Corporate Offices

In conjunction with the change of control transactions outlined herein, the Company relocated its corporate offices to 500 North Akard Street, Suite 2850, Dallas, Texas 75201 and changed its phone number to (214) 758-8600. The corporate offices are being provided at no charge to the Company by A.R.T. Holdings, Inc., an affiliate of the Company.

Liquidity

Historical Sources of Liquidity

On May 7, 2008, through a registered offering, we offered up to 2,000,000 shares of our Common Stock on a self-underwritten basis at a price of $0.075 per share (the “Offering”). The shares were offered and sold by the Company through the efforts of Lance Dean, the Company’s sole officer, director, employee and major shareholder at the time. The Company closed the Offering on November 17, 2008 when it broke escrow after fully subscribing the Offering by selling 2,000,000 shares for $150,000. Mr. Dean did not purchase shares in this Offering. Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TOYZ” on March 4, 2009.

Prior to the Offering, operations had primarily been funded by loans from Mr. Dean in the aggregate of $27,100. All of the loans from Mr. Dean were non-interest bearing, unsecured, and due on demand. In February 2010, Mr. Dean’s loans were repaid.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2009, filed with the Commission on February 10, 2010, and in our Current Report on Form 8-K filed with the Commission on April 27, 2010, and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of March 31, 2010, the Company’s cash assets were $48,028, a decrease of $45,851 from December 31, 2009. Current liabilities decreased to zero from $29,430 at December 31, 2009.

Comparison of Three Month Periods Ended March 31, 2010, and March 31, 2009

No revenues were recorded during the three months ended March 31, 2010, and 2009. Operating expenses during the three months ended March 31, 2010, and 2009, were comprised entirely of general and administrative expenses. Total general and administrative expenses of $16,851 for the three months ended March 31, 2010, increased by $5,743 or 52% over the same period in 2009. This increase is primarily a result of legal fees associated with the Company’s change of control, as further described in Recent Events herein.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, it has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the nine months ended March 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 26, 2010, the Company engaged Liviakis Financial Communications, Inc. (“Liviakis Financial”) as its public relations firm pursuant to a Consulting Agreement that expires on April 30, 2012 (the “Liviakis Agreement”). Pursuant to the Liviakis Agreement, and as sole compensation thereunder, the Company issued to Liviakis Financial an aggregate of 50,000 shares of the Company’s Common Stock on April 26, 2010, (the “Consulting Shares”). Mr. John Liviakis is the sole shareholder, President and Chief Executive Officer of Liviakis Financial and he also acquired beneficial ownership of an aggregate of 500,000 shares of the Company’s Common Stock from the Selling Shareholders on April 23, 2010, pursuant to a change in control transaction. The forgoing summary of the material terms and conditions of the Liviakis Agreement is qualified in its entirety by reference to and attachment of the Liviakis Agreement in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 27, 2010, and is incorporated by reference herein. The issuance of the Consulting Shares was approved by the Company’s Board of Directors on April 26, 2010, at a price of $0.05 per share, which was the fair market value per share of the Consulting Shares as determined by the Board of Directors as of such date. All certificates representing the securities issued will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

No underwriters were involved in the transaction described above. All of the securities issued in the foregoing transaction were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transaction involved the issuance and sale of the Company’s securities to a financially sophisticated entity that was aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of its actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transaction. The purchaser also represented that it was an “accredited investor” as defined in Regulation D and that it was acquiring such securities for its own account and not for distribution. All certificates representing the securities issued will have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description

3.1	n/a	Articles of Incorporation.(1)

3.2	n/a	Bylaws.(1)

10.0	April 23, 2010	Purchase Agreement, form of (to purchase outstanding shares of the Company’s Common Stock from selling shareholders)*

10.1	April 23, 2010	Shareholders’ Agreement between certain of the Company’s shareholders and Cagan Capital, LLC*

10.2	April 23, 2010	Lock-up Agreement, form of*

10.3	April 23, 2010	Independent Contractor’s Agreement by and between the Company and David Pilotte.(2)

10.4	April 26, 2010	Consulting Agreement by and between the Company and Liviakis Financial Communications, Inc.(2)

10.5	April 30, 2010	Engagement Agreement by and between the Company and Colorado Financial Service Corporation.*

31.1	May 5, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	May 5, 2009	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	May 5, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	May 5, 2009	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the Commission on October 18, 2007.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 27, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2010

TOYZAP.COM, INC.

By:	/s/ Harold Montgomery
Harold Montgomery
Chief Executive Officer

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer