Form 10-Q
period 2010-06-30
Toyzap.com, Inc.
filed 2010-08-16
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-53997

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

The number of shares outstanding of the Issuer’s Common Stock as of August 13, 2010 was 16,649,140.

*Explanatory Note: The Issuer timely filed all Exchange Act reports for the preceding twelve months.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash and equivalents	$12,123	$93,879
Restricted cash	620,000	—
Prepaid insurance	35,869	—
Deferred financing costs	30,000	—
Other current assets	1,500	—

Total current assets	699,492	93,879

Total assets	$699,492	$93,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Shareholder advances	$—	$27,100
Accounts payable	222,763	2,000
Note payable	31,303	—
Other current liabilities	—	330

Total current liabilities	254,066	29,430

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred shares issuable	620,000	—
Common stock - par value $0.001; 200,000,000 shares authorized; 16,649,140 and 20,000,000 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	16,649	10,000
Additional paid-in capital	224,470	147,795
Deficit accumulated during development stage	(415,693)	(93,346)

Total shareholders’ equity	445,426	64,449

Total liabilities and shareholders’ equity	$699,492	$93,879

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2010

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception through
	2010	2009	2010	2009	June 30, 2010

Revenues	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	296,931	4,160	313,782	15,268	407,128

Total operating expenses	296,931	4,160	313,782	15,268	407,128

Operating loss	(296,931)	(4,160)	(313,782)	(15,268)	(407,128)

Other expense	671	—	241	—	241

Loss before taxes	(297,602)	(4,160)	(314,023)	(15,268)	(407,369)

Provision for income taxes	—	—	—	—	—

Net loss	$(297,602)	$(4,160)	$(314,023)	$(15,268)	$(407,369)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	16,623,865	20,000,000	18,302,606	20,000,000

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2010

	Preferred Stock	Common Stock		Additional Paid In	Accumulated
	Amount	Shares	Amount	Capital	Deficit	Total

Balance, May 30, 2006 (inception)	$—	—	$—	$—	$—	$—

Shares issued for services		8,000,000	8,000			8,000
Net loss					(8,000)	(8,000)

Balance, December 31, 2006	—	8,000,000	8,000	—	(8,000)	—

Contributed capital				100		100
Net loss					(4,868)	(4,868)

Balance, December 31, 2007	—	8,000,000	8,000	100	(12,868)	(4,768)

Shares issued for cash		2,000,000	2,000	147,695		149,695
Net loss					(53,581)	(53,581)

Balance, December 31, 2008	—	10,000,000	10,000	147,795	(66,449)	91,346

Net loss					(26,897)	(26,897)

Balance, December 31, 2009	—	10,000,000	10,000	147,795	(93,346)	64,449

Contribution of shares from shareholders		(1,725,430)	(1,725)	1,725		—
Shares issued for services		50,000	50	74,950		75,000
Common stock dividend		8,324,570	8,324		(8,324)	—

Preferred shares issuable	620,000					620,000
Net loss					(314,023)	(314,023)

Balance June 30, 2010	$620,000	16,649,140	$16,649	$224,470	$(415,693)	$445,426

The accompanying footnotes are an integral part of these financial statements.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH JUNE 30, 2010

	Six Months Ended June 30,		From Inception through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,023)	$(15,268)	$(407,369)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock issued for services	75,000	—	83,000
Changes in operating assets and liabilities:
Increase in prepaid insurance	(4,566)	—	(4,566)
Increase in deferred financing costs	(30,000)	—	(30,000)
Increase in other current assets	(1,500)	(75)	(1,500)
Increase (decrease) in accounts payable	220,763	(1,594)	222,763
Increase (decrease) in accrued expenses and other current liabilities	(330)	2,000	—

Net cash used in operating activities	(54,656)	(14,937)	(137,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	149,695
Shareholder advances	(27,100)	—	—
Contributed capital	—	—	100

Net cash provided by (used in) financing activities	(27,100)	—	149,795

Increase (decrease) in cash and equivalents	(81,756)	(14,937)	12,123
Cash and equivalents, beginning of period	93,879	130,298	—

Cash and equivalents, end of period	$12,123	$115,361	$12,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$—	$—	$—
Income taxes paid	—	—	—

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

Stock Dividend

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The stock dividend was effected in the form of a two-for-one stock split. All references to share and per share amounts in the Balance Sheets and Statements of Operations, and accompanying notes to the financial statements have been retroactively restated to reflect the dividend. The Statements of Shareholders’ Equity reflects the dividends on a prospective basis.

Organization and Business

Toyzap.com, Inc. (“Toyzap” or the “Company”) was formed in Texas on May 30, 2006, for the purpose of engaging in the business of Internet toy sales. The Company is a development stage company. On April 23, 2010, effective upon the consummation of a change in control transaction described below, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the Unites States.

Changes in Control of Registrant

On April 23, 2010, certain selling shareholders of the Company sold an aggregate of 19,825,840 shares (representing 99.1% on such date) of the Company’s Common Stock for an aggregate of $400,000. Subsequently, 3,450,860 shares were contributed to the capital of the Company and retired.

Change in Officers and Directors

In conjunction with the change of control transaction, Lance Dean resigned as the Company’s sole director and officer and the following individuals were elected to serve in the following capacities:

Name	Age	Position
Harold Montgomery	50	Chairman, Chief Executive Officer, Secretary and Director
Laird Q. Cagan	52	Director
Craig Jessen	52	President and Director
David Pilotte	52	Chief Financial Officer

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation and Going Concern Uncertainty

The Company has been a development stage company and has incurred net operating losses of $407,369 since inception (May 30, 2006). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available for the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Equivalents / Restricted Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and equivalents.

At June 30, 2010, the Company had received executed subscription documents and $620,000 in cash contemplating the issuance of Series A Convertible Preferred shares. The Company will not have access to this cash until such time as the Company deems it desirable to effect a closing and issue the shares.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with FASB ASC 260-10-55, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares, and warrants. At June 30, 2010, and 2009, there were no potentially dilutive securities outstanding.

In the event of stock dividends and stock splits, the weighted average number of shares outstanding used in computing basic and fully diluted earning per share are adjusted retroactively for all periods presented. Accordingly, the weighted average number of shares outstanding used in computing earnings per share for the three and six months ended June 30, 2009, have been adjusted to reflect the stock dividend of June 1, 2010. See “Stock Dividend” hereafter in this Note A “Summary of Significant Accounting Policies.”

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NOTE B – RELATED PARTIES

Lance Dean, the Company’s Chief Executive Officer until April 23, 2010, had advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced $27,100. In February 2010, the Company repaid Mr. Dean.

Until April 23, 2010, the Company’s executive, administrative, and operating offices were located at Mr. Dean’s home residence, which space he provided at no charge. There was no written agreement evidencing this arrangement.

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement (the “Agreement”) to engage David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the Agreement, Mr. Pilotte will be paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month with additional time at quarter ends. Any additional hours will be billed at a rate of $275 per hour, subject to written pre-approval by the Company. The Agreement has an initial term of three (3) months and is expected to be amended and renewed based upon the continuing needs of the business, but may be terminated by either party upon thirty (30) days written notice or immediately by the Company upon Mr. Pilotte’s default or breach of the Agreement.

On April 26, 2010, the Company engaged Liviakis Financial Communications, Inc. as its public relations firm pursuant to an agreement that expires on April 30, 2012. Pursuant to the agreement, and as sole compensation thereunder, the Company issued to Liviakis Financial Communications, Inc. 100,000 shares of Common Stock valued at $75,000 based upon concurrent market quotes for the shares. Mr. John Liviakis is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc., and Mr. Liviakis acquired beneficial ownership of 1,000,000 shares of Common Stock from the selling shareholders pursuant to the change in control. Following the issuance of the shares, Mr. Liviakis beneficially owned more than 5.0% of the Company’s issued and outstanding Common Stock.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a Director of the Company and current beneficial owner of approximately 17.3% of the outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company is required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents are also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering (the “Placement Agent Warrants”). As a registered representative and principal of CFSC, Mr. Cagan shall be entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance and Placement Agent Warrants due and owing to CFSC in connection with the Offering.

As controlling shareholders, directors, and officers of ART Holdings, Inc. (“ART”), and of the Company, Messrs. Montgomery and Jessen have indicated to the Company they would be willing to sell the Company the “Calpian” trademark and domain name for $10,000, conditional upon the effectiveness of a release pending from a third party with respect to the trademark. Although a formal agreement with respect to the foregoing has not yet been entered into, the parties expect that the license agreement will provide for the grant of a limited, non-exclusive royalty free license of the “Calpain” name back to the sellers, solely for their use in connection with their administration of certain residual ISO streams ART currently own. Upon acquisition of the trademark name, the Company intends to change its name to “Calpian, Inc.”

NOTE C – CAPITAL STOCK

Common Stock

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “TOYZ.OB.”

At June 30, 2010, the Company had 200,000,000 shares of common stock, par value $0.001 per share, authorized (“Common Stock”) and 16,649,140 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when, and if, declared by the Board of Directors.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we at June 30, 2010, have any securities outstanding that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

On April 23, 2010, certain selling shareholders of the Company sold an aggregate of 19,825,840 shares (the “Shares”) of the Company’s Common Stock for an aggregate of $400,000. Subsequently, 3,450,860 shares were contributed to the capital of the Company and retired thereby reducing the number of issued and outstanding shares of Common Stock.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On April 26, 2010, the Company engaged Liviakis Financial Communications, Inc. as its public relations firm and, as sole compensation thereunder, issued to Liviakis Communications, Inc. 100,000 shares of Common Stock (as adjusted to reflect the Stock Dividend) valued at a market quoted price of $0.75 per share.

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company. The Company has agreed to pay CFSC a fee equal to 8% of the aggregate gross proceeds from all sales placed by CFSC. In addition, the Company has agreed to pay a non-accountable expense allowance to CFSC of 2% of the gross proceeds and warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the offering.

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of the Company’s Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The May 31, 2010, record date and June 1, 2010, pay date amended and superseded the May 13, 2010, record date and May 14, 2010, pay date previously approved by the Company’s Board of Directors on April 26, 2010, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010.

Preferred Stock

At June 30, 2010, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”) and no shares of Preferred Stock issued and outstanding.

On June 1, 2010, the Company designated 100,000 shares of its Preferred Stock as “Series A” thereby creating Series A Convertible Preferred Stock (“Series A Preferred”). The holders Series A Preferred shall have full voting rights and powers, and, except as may be otherwise provided by law, shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. Each holder of shares of Series A Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred held by such holder could be converted on the record date for the vote being taken. Series A Preferred has preferences as to dividends and, in the event of liquidation, a liquidation preference of $100 per share. The shares automatically convert to shares of Common Stock on May 27, 2011 (which is the 12-month anniversary of the Company’s initial filing of Form 10 information with the SEC), at a conversion rate of 100 shares of Common Stock for every one share of Series A Preferred being converted. Such conversion rate is subject to further change based upon the occurrence of an Extraordinary Common Stock Event as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock filed as Exhibit 3.1 the Current Report on Form 8-K filed with the Commission on June 7, 2010. The shares of Series A Preferred are not subject to mandatory or voluntary redemption.

At June 30, 2010, the Company had received executed subscription documents and $620,000 cash contemplating the issuance of 6,200 shares of Series A Preferred, and will issue such shares when it deems it desirable to effect a closing of such issuance.

The Company’s Board of Directors may further designate shares of Preferred Stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the holders of the Preferred Stock would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to the holders of the Common Stock.

TOYZAP.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE D – INCOME TAXES

At June 30, 2010, the Company had $407,369 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2026. Use of the NOLs may be limited by the change of control occurring on April 23, 2010, but a detailed study of such limitation has not been performed. Due to the uncertainty of the amount of NOL available and its ultimate use, the Company has provided a valuation allowance reflecting 100% of the all such NOLs.

NOTE E – NOTE PAYABLE

On June 8, 2010, The Company entered into a promissory note with a non-affiliated third party in the amount of $31,303 to finance premiums for its Directors and Officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,580 per month through March 2011. Due to the market rate of interest and its short-term nature, the Company has determined the note’s recorded amount in the Balance Sheet approximates its fair value.

NOTE F – SUBSEQUENT EVENTS

On August 3, 2010, the Company filed a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Amendment”) with the Secretary of State of the State of Texas, filed as Exhibit 3.1 the Current Report on Form 8-K filed with the Commission on August 9, 2010. The Amendment clarifies the conversion rate of the Company’s Series A Preferred was automatically adjusted by reason of the Stock Dividend.

On August 5, 2010, the Company issued 10,450 shares of Series A Convertible Preferred Stock at a price of $100 per share to 14 accredited investors. Net proceeds to the Company from this issuance totaled $998,100 (inclusive of the $620,000 of cash previously deposited by investors with the Company), after payment of $46,900 in placement agent fees and expenses.

On August 5, 2010, the Company issued warrants exercisable for an aggregate of 32,501 shares of Common Stock of the Company to four registered broker-dealers and their assignees in their role as placement agents for the Company in the Offering described above (the “Warrants”). Each Warrant is exercisable at $1.00 per share for a period of five (5) years from the date of issuance, and may be exercised on a cashless basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on February 19, 2010, including the audited financial statements and notes included therein, and (ii) in our registration statement on Form 10 filed with the Commission on May 27, 2010, as amended on July 19, 2010. The reported results will not necessarily reflect future results of operations or financial condition.

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010 (the “Stock Dividend”). The Stock Dividend was effected in the form of a two-for-one stock split. All references to share and per share amounts in this discussion have been retroactively restated to reflect the Stock Dividend.

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

Overview

We had previously intended to market and sell plush and collectible toys to retail customers over the Internet. On April 23, 2010, effective upon the consummation of a change in control transaction described below, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the Unites States. Pursuant to this new direction, the Company plans to engage in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the Unites States. A more detailed description of the Company’s new business model is described herein at Overview of New Business.

The Company is a development stage company with no operating history that plans to engage in the highly competitive merchant credit and debit card processing and acquisition industry. The Company’s ability to successfully compete in this industry is subject to many factors including, but not limited to: the Company’s ability to negotiate and enter into business, asset, and residual Independent Sales Organizations (“ISO”) commission acquisition agreements on reasonable terms; the availability of additional capital at reasonable terms to support our business plan; economic, competitive, demographic, business, and other conditions in the Company’s local, regional, and national markets and changes in the card issuing business; changes or developments in laws, regulations, or taxes in the merchant credit and debit card processing and residuals acquisition industry; actions taken or not taken by third-parties including the Company’s suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities; the Company’s ability to secure required approvals from various processors or super ISOs or other entities necessary to complete an acquisition; the impact of acquisitions and reorganizations and the Company’s ability to successfully integrate acquisitions; changes and advances in bank card payment processing technologies; the availability and adequacy of cash flow to meet the Company’s cash requirements; changes in applicable law and regulations; as well as other risks described in the Company’s registration statement on Form 10 filed with the Commission on May 27, 2010, as amended on July 19, 2010.

Changes in Control of Registrant

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 27, 2010, on April 23, 2010, certain selling shareholders of the Company sold an aggregate of 19,825,840 shares (the “Shares”) of the Company’s Common Stock for an aggregate of $400,000 to third party purchasers (the “Purchasers”). Subsequently, the Purchasers (i) contributed 3,450,860 shares to the capital of the Company which reduced the number of issued and outstanding shares of Common Stock to 16,549,140, (ii) agreed to vote to elect a nominee of Cagan Capital, LLC (“Cagan”) as one of the Company’s directors, (iii) agreed that if the Company did not raise at least $2 million in equity financing prior to September 1, 2010, that Cagan may purchase their newly acquired shares for an aggregate of $400,000, and (iv) agreed to lock up provisions on their newly acquired shares to prohibit them from offering, selling, contracting to sell, transferring, hypothecating, pledging, or otherwise disposing of the shares for a period of up to two (2) years.

In conjunction with the change of control transaction, Lance Dean resigned as the Company’s sole director and officer and the following individuals were elected to serve in the following capacities:

Name	Age	Position
Harold Montgomery	50	Chairman, Chief Executive Officer, Secretary and Director
Laird Q. Cagan	52	Director
Craig Jessen	52	President and Director
David Pilotte	52	Chief Financial Officer

New Business Model

Effective upon the consummation of the change in control transactions described herein, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations in the United States. Messrs. Montgomery and Jessen, both new directors and executive officers of the Company, previously served as founders, controlling shareholders, directors, and executive officers of A.R.T. Holdings, Inc., d/b/a “Calpian” (“ART”), a Texas-based private company similarly engaged in the business of acquiring retail credit card processing residual streams from independent sales organizations since 2001. As controlling shareholders, directors, and officers of ART, Messrs. Montgomery and Jessen have indicated to the Company that they would be willing to sell the Company the “Calpian” trademark and domain name for $10,000, conditional upon the effectiveness of a release pending from a third party with respect to the trademark. Although a formal agreement with respect to the foregoing has not yet been entered into, the parties expect that the license agreement will provide for the grant of a limited, non-exclusive royalty free license of the “Calpain” name back to the sellers, solely for their use in connection with their administration of certain residual ISO streams they currently own. Upon acquisition of the trademark name, the Company intends to change its name to “Calpian, Inc.”

Overview of New Business

Headquartered in Dallas, Texas, the Company plans to engage in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States. Small- and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”) in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. The Company’s plan is to act not as a credit card processor, but simply to purchase a revenue stream resulting from the relationship between processors and ISOs and other ISOs. In addition, the Company may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

The Company’s residual purchases are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended time frame covering the entire current and possibly future portfolios of an ISO. The Company’s aim is to acquire merchant residual accounts by acquiring them directly from the ISOs that originated the contracts with the merchants. In a residual purchase, the Company would buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Upon acquisition of the residual revenue stream from the ISO, the Company and the ISO will notify the processor that the Company owns the rights to the residual and that all future residual payments should be paid to the Company. Processors would be required to approve all such acquisitions as a condition of closing.

The Company plans to advertise in industry trade journals to inform the ISO industry of its acquisition capabilities, including Transaction World Magazine (a wholly-owned subsidiary of ART), and to underwrite each potential deal using its own internal processes.

Stock Dividend

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The May 31, 2010, record date and June 1, 2010, pay date amended and superseded the May 13, 2010, record date and May 14, 2010, pay date previously approved by the Company’s Board of Directors on April 26, 2010, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010. Following the issuance of the stock dividend, the Company had an aggregate of 16,649,140 shares of issued and outstanding Common Stock.

Relocation of Corporate Offices

In conjunction with the change of control transactions outlined herein, the Company relocated its corporate offices to 500 North Akard Street, Suite 2850, Dallas, Texas 75201 and changed its phone number to (214) 758-8600. The corporate offices are being provided at no charge to the Company by ART, an affiliate of the Company.

Liquidity

At June 30, 2010, we had cash and equivalents of $12,123 and a working capital deficit of $174,574 (excluding restricted cash) compared to cash and equivalents of $93,879 and a working capital surplus of $64,449 on December 31, 2009. During the six months ended June 30, 2010, net cash used in operating activities was $54,656, and net cash used in financing activities was $27,100, for a total decrease in cash and equivalents for the period of $81,756. The Company does not maintain a bank credit facility.

In order to implement our business plan, we will need to raise a significant amount of capital. Based on our anticipated cash expenses and the size and nature of the residual acquisitions we are currently investigating, we need to raise approximately $2.0 million of equity capital, as well as approximately $2.0 million in debt financing to reach sustainability. In this regard, we are currently in the process of undertaking a private placement of our equity securities and seeking to secure an acquisition credit facility. The first closing under our private placement occurred on August 5, 2010. After offering expenses, the net proceeds to us from this first closing were $998,000.

We are currently in discussions with a lender in an effort to secure an acquisition credit facility to fund our anticipated acquisition activities. Although we are targeting a credit facility of $5.0 million, the actual amount we are able to borrow could be significantly lower or higher. No agreement with regard to any such facility is in place, however, and if we are able to close our first ISO acquisition as described below but are unable to secure an acquisition credit facility (or otherwise raise additional capital), we expect we could run out of cash by the end of October 2010.

Although we have no agreements in place, we are currently in discussions with potential ISOs and believe we may be in a position to close one acquisition within the next 30 days funded by proceeds from the first closing under our private placement. We anticipate the purchase price for this acquisition will be comprised of a combination of $825,000 cash plus shares of our Common Stock, the number of which has not yet been determined. Once completed, we expect the acquisition to immediately generate income to us of approximately $60,000 per month.

On the expense side, we have been incurring approximately $85,000 per month, primarily for general and administrative expenses. We are currently operating with limited staff and limited facilities. Once we are able to secure additional capital, and as warranted by our success in making ISO acquisitions, we expect to increase our monthly expenses to approximately $220,000, to be comprised of payroll and benefits expenses ($106,000), rent ($3,000), professional services ($32,000), general and administrative ($25,000), travel ($12,000), and marketing, promotional, and advertising expenses ($42,000). We will also need to incur additional costs for outsourcing processing services, including processing of debit and credit card transactions originating in a retail environment, merchant application processing, merchant boarding, risk underwriting, downloading/set up/activation, ongoing customer service and merchant risk management and liability. These costs are highly variable and based upon volume of the ISO stream, but generally run between 18 and 30 basis points of the underlying dollar value processed. Although we do not have any agreements with respect to outsourcing these services in place, we are currently in preliminary discussions with several such providers and anticipate that we will be able to secure appropriate servicing arrangements within the next 30 days.

Additional closings of our private placement are expected to occur as and when we are able to take in additional subscriptions. Based on the current economic environment and the start-up nature of our business, our ability to raise any additional funds is uncertain and may depend, in large part, upon our ability to begin to successfully implement our acquisition strategy.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2009, filed with the Commission on February 10, 2010, and in our registration statement on Form 10, filed with the Commission on May 27, 2010, as amended on July 19, 2010, and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of June 30, 2010, the Company’s cash and equivalents totaled $12,123, a decrease of $81,756 from December 31, 2009. Current liabilities increased by $224,636 to $254,066 at June 30, 2010, including accounts payable of $222,763. These changes were attributable to the costs associated with the recent implementation of our new business strategy.

Comparison of Three-Month Periods Ended June 30, 2010, and June 30, 2009

No revenues were recorded during the three months ended June 30, 2010, and 2009. Operating expenses during the three months ended June 30, 2010, and 2009, were comprised entirely of general and administrative expenses. General and administrative expenses of $296,931 for the three months ended June 30, 2010, were significantly larger than the $4,160 incurred in same period in 2009. This increase is primarily a result of costs associated with the Company’s change of control and preparation to commence operations under its new business model.

Three months ended June 30, 2010
Legal fees	$108,898
Travel costs	27,091
Contract labor	37,394
Executive search fees	15,300
Public relations	75,000
Other	33,248

$296,931

Comparison of Six-Month Periods Ended June 30, 2010 and June 30, 2009

No revenues were recorded during the six months ended June 30, 2010 and 2009. Operating expenses during the six months ended June 30, 2010 and 2009 were comprised entirely of general and administrative expenses. General and administrative expenses of $313,782 for the six months ended June 30, 2010, were significantly larger than the $15,268 incurred in same period in 2009. This increase is primarily a result of costs associated with the Company’s change of control and preparation to commence operations under its new business model.

Six months ended June 30, 2010
Legal fees	$125,749
Travel costs	27,091
Contract labor	37,394
Executive search fees	15,300
Public relations	75,000
Other	33,248

$313,782

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls over Financial Reporting

In connection with the preparation of its annual financial statements for the year ended December 31, 2009, the Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2009, there were material weaknesses in its internal control over financial reporting. The material weaknesses identified during management’s assessment were:

(i) a lack of sufficient internal accounting expertise to provide reasonable assurance the Company’s financial statements and notes thereto, were prepared in accordance with generally accepted accounting principles (GAAP), and

(ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

In light of these material weaknesses, management concluded that, as of December 31, 2009, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In an effort to remedy the lack of sufficient internal accounting knowledge and experience, on April 23, 2010, the Company entered into an agreement with David Pilotte, a CPA with extensive public company experience.

The Company continues to operate with limited staff and limited facilities. As such, a material weakness regarding the lack of segregation of duties identified in management’s assessment as of December 31, 2009, noted above continues.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Sarbanes-Oxley Requirements – recent events

Section 404(a) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) requires annual reports filed on Form 10-K under the Securities Exchange Act of 1934 to contain a report from management on the effectiveness of the Company’s internal controls over financial reporting. Separately, section 404(b) of Sarbanes-Oxley requires the Company’s regular auditor to attest to and report on management’s assessment.

On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” became law and permanently exempted non-accelerated filers (publicly traded companies with a market capitalization held by non-affiliates of less than $75 million) from the requirement of auditor attestation under section 404(b) of Sarbanes-Oxley. The Company is currently a non-accelerated filer and, therefore, is exempt from auditor attestation requirements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2010, the Company issued an aggregate of 10,450 shares of Series A Convertible Preferred Stock as described in greater detail in our Current Report on Form 8K filed on August 9, 2010.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation.(1)

3.2	n/a	Bylaws.(1)

3.3	n/a	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(5)

3.4	August 3, 2010	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (6)

4.1	n/a	Specimen Common Stock Certificate.(2)

4.2	August 5, 2010	Common Stock Warrant, form of.(6)

10.0	April 23, 2010	Purchase Agreement, form of (to purchase outstanding shares of the Company’s Common Stock from selling shareholders). (4)

10.1	April 23, 2010	Shareholders’ Agreement between certain of the Company’s shareholders and Cagan Capital, LLC.(4)

10.2	April 23, 2010	Lock-up Agreement, form of.(4)

10.3	April 23, 2010	Independent Contractor’s Agreement by and between the Company and David Pilotte..(3)

10.4	April 26, 2010	Consulting Agreement by and between the Company and Liviakis Financial Communications, Inc.(3)

10.5	April 30, 2010	Engagement Agreement by and between the Company and Colorado Financial Service Corporation.(4)

10.6	August 5, 2010	Subscription Agreement, form of (to purchase Series A Convertible Preferred Stock).(6)

21.1	n/a	List of Subsidiaries.(2)

31.1	August 16, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	August 16, 2010	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	August 16, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	August 16, 2010	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the Commission on October 18, 2007.
(2)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009.
(3)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 27, 2010.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(5)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 7, 2010.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on August 9, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 16, 2010

TOYZAP.COM, INC.

By:	/S/ DAVID N. PILOTTE
David N. Pilotte
Chief Financial Officer