Form 10-Q
period 2010-09-30
Calpian, Inc.
filed 2010-11-12
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-53997

CALPIAN, INC.

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

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of November 11, 2010 was 16,649,140.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

Unaudited Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from May 30, 2006 (inception) through September 30, 2010	3

Unaudited Statements of Shareholders’ Equity for the period from May 30, 2006 (inception) through September 30, 2010	4

Unaudited Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from May 30, 2006 (inception), through September 30, 2010	5

Notes to financial statements	6-12

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS

Current Assets
Cash and equivalents	$2,029,923	$93,879
Prepaid insurance	26,087	—
Deferred financing costs	30,000	—
Other current assets	1,500	—

Total current assets	2,087,510	93,879

Intangible asset	10,000	—

Total assets	$2,097,510	$93,879

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Shareholder advances	$—	$27,100
Accounts payable	254,751	2,000
Accrued expenses	56,188	—
Note payable	21,051	—
Other current liabilities	—	330

Total current liabilities	331,990	29,430

Commitments and contingencies

Shareholders’ Equity
Series A Convertible Preferred Stock, par value $0.001, liquidation preference of $100 per share, 100,000 shares authorized, 22,836 shares issued and outstanding at September 30, 2010	2,117,356	—
Common stock, par value $0.001, 200,000,000 shares authorized, 16,649,140 and 20,000,000 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	16,649	10,000
Additional paid-in capital	317,042	147,795
Deficit accumulated during development stage	(685,527)	(93,346)

Total shareholders’ equity	1,765,520	64,449

Total liabilities and shareholders’ equity	$2,097,510	$93,879

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception through
	2010	2009	2010	2009	September 30, 2010

Revenues	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses
General and administrative	266,274	6,084	580,056	21,352	673,402

Total operating expenses	266,274	6,084	580,056	21,352	673,402

Operating loss	(266,274)	(6,084)	(580,056)	(21,352)	(673,402)

Interest expense, net	3,560	—	3,801	—	3,801

Loss before taxes	(269,834)	(6,084)	(583,857)	(21,352)	(677,203)

Provision for income taxes	—	—	—	—	—

Net loss	$(269,834)	$(6,084)	$(583,857)	$(21,352)	$(677,203)

Loss per share
Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	16,649,140	20,000,000	17,745,394	20,000,000

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2010

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, May 30, 2006 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued for services			8,000,000	8,000			8,000
Net loss						(8,000)	(8,000)

Balance, December 31, 2006	—	—	8,000,000	8,000	—	(8,000)	—

Contributed capital					100		100
Net loss						(4,868)	(4,868)

Balance, December 31, 2007	—	—	8,000,000	8,000	100	(12,868)	(4,768)

Common stock issued for cash			2,000,000	2,000	147,695		149,695
Net loss						(53,581)	(53,581)

Balance, December 31, 2008	—	—	10,000,000	10,000	147,795	(66,449)	91,346
Net loss						(26,897)	(26,897)

Balance, December 31, 2009	—	—	10,000,000	10,000	147,795	(93,346)	64,449

Contribution of common stock from shareholders			(1,725,430)	(1,725)	1,725		—
Common stock issued for services			50,000	50	74,950		75,000
Common stock dividend			8,324,570	8,324		(8,324)	—
Preferred shares issuable		620,000					620,000
Net loss						(314,023)	(314,023)

Balance June 30, 2010	—	620,000	16,649,140	16,649	224,470	(415,693)	445,426

Issuance of Series A Preferred Stock, net of expenses	22,836	1,497,356					1,497,356
Issuance of warrants					92,572		92,572
Net loss						(269,834)	(269,834)

Balance September 30, 2010	22,836	$2,117,356	16,649,140	$16,649	$317,042	$(685,527)	$1,765,520

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	Nine Months Ended		From Inception
	September 30,		through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,857)	$(21,352)	$(677,203)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Common stock issued for services	75,000	—	83,000
Changes in operating assets and liabilities:
Increase in prepaid insurance	5,216	—	5,216
Increase in deferred financing costs	(30,000)	—	(30,000)
Increase in other current assets	(1,500)	—	(1,500)
Increase (decrease) in accounts payable	252,751	(60)	254,751
Increase in accrued expenses and other current liabilities	55,858	—	56,188

Net cash used in operating activities	(226,532)	(21,412)	(309,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangibles	(10,000)	—	(10,000)

Net cash used in investing activities	(10,000)	—	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of cash expenses	2,209,928	—	2,209,928
Proceeds from sale of common stock	—	—	149,695
Repayment of shareholder advances	(27,100)	—	—
Contributed capital	—	—	100
Payments on notes payable	(10,252)	—	(10,252)

Net cash provided by financing activities	2,172,576	—	2,349,471

Increase (decrease) in cash and equivalents	1,936,044	(21,412)	2,029,923
Cash and equivalents, beginning of period	93,879	130,298	—

Cash and equivalents, end of period	$2,029,923	$108,886	$2,029,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash transactions:
Insurance premiums financed with note payable	$31,303	$—	$31,303
Retirement of shares	$1,725	$—	$1,725
Stock dividend	$8,324	$—	$8,324
Warrants issued in connection with preferred stock	$92,572	$—	$92,572

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim financial statements and related notes of Calpian, Inc., formerly known as Toyzap.com, Inc., (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.

The year-end Balance Sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year.

Development Stage / Going Concern Uncertainty

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, “Development Stage Entities.”

The Company has been a development stage company and has incurred net operating losses of $677,203 since inception (May 30, 2006). The accompanying financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available to the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Organization and Business

The Company was formed in Texas on May 30, 2006, for the purpose of engaging in the business of Internet toy sales. On April 23, 2010, effective upon the consummation of a change in control transaction described below, the Company changed its previously intended business of marketing and selling toys to retail customers over the Internet to a new intended business of acquiring retail credit card processing residual streams from independent sales organizations (“ISO’s”) in the Unites States.

Changes in Control of Registrant

On April 23, 2010, certain selling shareholders of the Company sold an aggregate of 19,825,840 shares (representing 99.1% of shares outstanding on such date) of the Company’s common stock, par value $.001 (the “Common Stock”) for an aggregate of $400,000. Subsequently, 3,450,860 shares were contributed to the capital of the Company and retired.

(2) SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the nine months ended September 30, 2010, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Cash and Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and equivalents.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, prepaid expenses, deferred costs, and other current assets, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2010, and December 31, 2009, due to their short maturities. We believe the carrying value of our shareholder advances and note payable approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2010, and December 31, 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260-10-55, “Earnings per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of convertible preferred stock, non-vested restricted shares, and warrants.

In calculating EPS for the three and nine months ended September 30, 2010, no recognition was given to 2,283,600 potentially dilutive convertible preferred shares and 35,001 warrants. Due to the net loss applicable to common shareholders in both periods, such securities would have been anti-dilutive.

In the event of stock dividends and stock splits, the weighted average number of shares outstanding used in computing basic and fully diluted earning per share are adjusted retroactively for all periods presented. Accordingly, the weighted average number of shares outstanding used in computing earnings per share for the three and nine months ended September 30, 2010, have been adjusted to reflect the stock dividend of June 1, 2010. See “Stock Dividend” hereafter in this Note 2 “Summary of Significant Accounting Policies.”

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During each of the periods presented, the Company had no tax provision, current or deferred.

Use of Estimates

The Company’s financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Dividend

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The stock dividend was effected in the form of a two-for-one stock split. All references to share and per share amounts in the Balance Sheets and Statements of Operations, and accompanying notes to the financial statements have been retroactively restated to reflect the dividend. The Statements of Shareholders’ Equity reflect the dividends on a prospective basis.

Warrants

Warrants are accounted for in accordance with ASC 505-10 “Costs of an Equity Transaction.” The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

(3) NOTE PAYABLE

On June 8, 2010, the Company entered into a promissory note with a non-affiliated third party in the amount of $31,303 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,580 per month through March 2011.

Due to the market rate of interest and its short-term nature, the Company has determined the note’s recorded amount in the Balance Sheet at September 30, 2010, of $21,051 approximates its fair value.

(4) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “CLPI.OB.”

At September 30, 2010, the Company had 200,000,000 shares of Common Stock authorized and 16,649,140 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have preferred shares outstanding that are convertible into 2,283,600 shares of our Common Stock and we have issued warrants to purchase 35,001 shares of our Common Stock (see “Preferred Stock” and “Warrants” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

Preferred Stock

At September 30, 2010, the Company had 1,000,000 shares of preferred stock, par value $0.001 per share, authorized (“Preferred Stock”).

Series A Convertible Preferred Stock

On June 1, 2010, the Company designated 100,000 shares of its Preferred Stock as “Series A” Convertible Preferred Stock (“Series A Preferred”). The holders Series A Preferred shall have full voting rights and powers, and, except as may be otherwise provided by law, shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. Each holder of shares of Series A Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred held by such holder could be converted on the record date for the vote being taken. Series A Preferred has preferences as to dividends and, in the event of liquidation, a liquidation preference of $100 per share. The shares automatically convert into shares of Common Stock on May 27, 2011 (which is the 12-month anniversary of the Company’s initial filing of Form 10 information with the SEC), at a conversion rate of 100 shares of Common Stock for every one share of Series A Preferred being converted. Such conversion rate is subject to further change based upon the occurrence of an Extraordinary Common Stock Event as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2010. The shares of Series A Preferred are not subject to mandatory or voluntary redemption.

At September 30, 2010, the Company had 22,836 shares of Series A Preferred stock issued and outstanding as a result of the following issuances:

•

On August 5, 2010, the Company sold 10,450 shares of Series A Preferred at a price of $100 per share to 14 accredited investors resulting in gross proceeds of $1,045,000. Net proceeds to the Company from this issuance totaled $998,100 after payment of $46,900 in placement agent fees and expenses.

•

On September 30, 2010, the Company completed a second closing of a private placement pursuant to which it sold 12,386 shares of its Series A Preferred at a price of $100 per share, resulting in gross proceeds of $1,238,600. Net proceeds to the Company from this issuance totaled $1,211,828 after payment of $26,772 in placement agent fees and expenses.

The Company expects to use the net proceeds of this offering for general working capital and to fund the acquisition of credit card residual streams.

The Company’s Board of Directors may further designate shares of Preferred Stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the holders of the Preferred Stock could have preferential rights to receive a liquidating distribution for their shares prior to any distribution to the holders of the Common Stock.

Warrants

In connection with the issuances of Series A Preferred, on August 5, 2010, and September 30, 2010, the Company issued warrants exercisable for an aggregate of 35,001 shares of Common Stock of the Company to four registered broker-dealers and their assignees in their role as placement agents for the issuances of Series A Preferred as described above (the “placement agent warrants”). Each placement agent warrant is exercisable at $1.00 per share for a period of five (5) years from the date of issuance, and may be exercised on a cashless basis. The warrants were valued at $92,572 using the Black-Scholes option pricing model and such amount was deducted from gross proceeds from the issuance of the Series A Preferred stock in the Balance Sheet.

(5) INCOME TAXES

At September 30, 2010, the Company had $677,203 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2026. Use of the NOLs may be limited by the change of control occurring on April 23, 2010, but a detailed study of such limitation has not been performed. Due to the uncertainty of the amount of NOLs available and their ultimate use, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

(6) RELATED PARTIES

Intangible Assets

Acquisition of “Calpian” Name

As controlling shareholders, directors, and officers of ART Holdings, Inc. (“ART”), and of the Company, on August 18, 2010, Messrs. Montgomery and Jessen sold to the Company the “Calpian” trademark and domain name for $10,000. Upon acquisition of the trademark name and, following approval by the shareholders at a Special Meeting of Shareholders on September 3, 2010, the Company changed its name to “Calpian, Inc.”

Accrued Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, has provided the Company during its startup period with office space and certain support services detailed in the table below. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. Accrued expenses at September 30, 2010, reflect approximately three months of such expenses, and all amounts are payable to ART.

Accrued Expenses	As of September 30, 2010
Health insurance	$22,631
Officer life insurance	14,207
Rent	9,000
Office expenses	5,550
Telecom charges	4,800

$56,188

Shareholder Advances

Lance Dean, the Company’s Chief Executive Officer until April 23, 2010, had advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced $27,100. In February 2010, the Company repaid Mr. Dean, in full.

Accounts Payable

At September 30, 2010, Accounts Payable includes approximately $175,000 payable to officers, directors and certain of their affiliates, and shareholders in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

Engagement of Chief Financial Officer

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement to engage David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the agreement, Mr. Pilotte will be paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month. Any additional hours will be billed at a rate of $275 per hour, subject to written pre-approval by the Company. The agreement had an initial term of three (3) months and is continuing currently on a month-to-month basis, and is expected to be amended and renewed based upon the continuing needs of the business, but may be terminated by either party upon thirty (30) days written notice or immediately by the Company upon Mr. Pilotte’s default or breach of the agreement.

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

Placement Agent Services

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a Director of the Company and current beneficial owner of approximately 17.4% of the outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company is required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents are also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering. As a registered representative and principal of CFSC, Mr. Cagan received a substantial portion of the Placement Agent Fee, Expense Allowance and Placement Agent Warrants due and owing to CFSC in connection with the Offering.

As a result of the placement agent services CFSC provided to the Company in connection with the August and September 2010 closings of our private placement of Series A Preferred, the Company paid to CFSC $73,672 and issued to CSFC warrants to purchase an aggregate of 19,251 shares of common stock of the Company, of which Mr. Cagan received $55,547 and 16,626 warrants to purchase shares of Common Stock.

(7) SUBSEQUENT EVENTS

On October 28, 2010, the Company completed a third closing of a private placement pursuant to which it sold 1,000 shares of its Series A Preferred at a price of $100 per share, for aggregate gross proceeds to the Company of $100,000, resulting in net proceeds to the Company of $98,000. Together with the prior closings of the Company’s private placement of Series A Preferred that occurred on August 5, 2010 and September 30, 2010, as disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on August 9, 2010 and October 4, 2010, respectively, the Company has issued a total of 23,836 shares of its Series A Preferred for aggregate gross proceeds to the Company of $2,383,600 in the private placement to date, resulting in aggregate net proceeds to the Company of $2,307,928. The Company expects to use the net proceeds of this offering for general working capital and to fund the acquisition of credit card residual streams.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2010, including the audited financial statements and notes included therein, and (ii) in our registration statement on Form 10 filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010. The reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

The Company is a development stage company with no operating history that plans to engage in the highly competitive merchant credit and debit card processing and acquisition industry. The Company’s ability to successfully compete in this industry is subject to many factors including, but not limited to: the Company’s ability to negotiate and enter into business, asset, and residual independent sales organizations (“ISO”) commission acquisition agreements on reasonable terms; the availability of additional capital at reasonable terms to support our business plan; economic, competitive, demographic, business, and other conditions in the Company’s local, regional, and national markets and changes in the card issuing business; changes or developments in laws, regulations, or taxes in the merchant credit and debit card processing and residuals acquisition industry; actions taken or not taken by third-parties including the Company’s suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities; the Company’s ability to secure required approvals from various processors or super ISOs or other entities necessary to complete an acquisition; the impact of acquisitions and reorganizations and the Company’s ability to successfully integrate acquisitions; changes and advances in bank card payment processing technologies; the availability and adequacy of cash flow to meet the

Company’s cash requirements; changes in applicable law and regulations; as well as other risks described in the Company’s registration statement on Form 10 filed with the SEC on May 27, 2010, as amended, most recently, on October 13, 2010.

Headquartered in Dallas, Texas, the Company plans to engage in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States. Small- and medium-sized retail merchants typically buy their credit card processing and acquiring services from ISOs in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. The Company’s plan is to act not as a credit card processor, but simply to purchase a revenue stream resulting from the relationship between processors and ISOs and other ISOs. In addition, the Company may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

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

Liquidity and Capital Resources

Reflecting the recent sales of our Series A Convertible Preferred Stock, at September 30, 2010, we had cash and equivalents of $2,029,923 and a working capital surplus of $1,755,520 compared to cash and equivalents of $93,879 and a working capital surplus of $64,449 on December 31, 2009. During the nine months ended September 30, 2010, net cash used in operating activities was $226,532, net cash used in investing activities was $10,000, and net cash provided by financing activities was $2,172,576, for a total increase in cash and equivalents for the period of $1,936,044. The Company does not maintain a bank credit facility.

In order to implement our business plan, the Company has raised through a series of sales of its Series A Convertible Preferred Stock, net proceeds of $2,209,928. Though some of the funds will be used to cover operating expenses, primarily general and administrative expenses, most of the money raised to date will be used to fund acquisitions relative to our new business model. We will need to raise additional financing to reach sustainability. In this regard, we are currently in the process seeking to secure an acquisition credit facility.

We are currently in discussions with a lender in an effort to secure an acquisition credit facility to fund our anticipated acquisition activities. Although we are targeting a credit facility of $5.0 million, the actual amount we are able to borrow could be significantly lower or higher. No agreement with regard to any such facility is in place, however, and if we are able to close our first residual acquisition as described below but are unable to secure an acquisition credit facility (or otherwise raise additional capital), we expect to exhaust our cash by the end of December 2010.

Although we have no agreements in place, we are currently in discussions with potential ISOs and believe we may be in a position to close one acquisition within the next 30 days funded by proceeds from the closings under our private placement. We anticipate the purchase price for this acquisition will be comprised of a combination of $825,000 cash plus approximately 420,000 shares of our Common Stock. Once completed, we expect the acquisition to immediately generate revenue to us of approximately $60,000 per month.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2009, filed with the SEC on February 10, 2010, and in our registration statement on Form 10, filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010, and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of September 30, 2010, the Company’s cash and equivalents totaled $2,029,923, an increase of $1,936,044 from December 31, 2009, resulting primarily from our recent issuances of Series A Convertible Preferred Stock. Current liabilities increased from December 31, 2009, by $302,560 to $331,990 at September 30, 2010, including accounts payable of $254,751. These changes were attributable to the costs associated with the recent implementation of our new business strategy.

Comparison of Three-Month Periods Ended September 30, 2010, and September 30, 2009

No revenues were recorded during the three months ended September 30, 2010, and 2009. Operating expenses during the three months ended September 30, 2010, and 2009, were comprised entirely of general and administrative expenses. General and administrative expenses of $266,274 for the three months ended September 30, 2010, were significantly larger than the $6,084 incurred in same period in 2009. This increase is primarily a result of costs associated with the Company’s preparation to commence operations under its new business model.

General and Administrative Expenses	Three Months ended September 30, 2010
Legal fees	$79,902
Contract labor	62,550
Insurance	46,620
Travel & entertainment	22,448
Office expenses	21,333
Tax and accounting	10,063
Public company costs	7,802
Acquisition costs	7,046
Audit fees	6,711
Other	1,799

$266,274

Comparison of Nine-Month Periods Ended September 30, 2010 and September 30, 2009

No revenues were recorded during the nine months ended September 30, 2010 and 2009. Operating expenses during the nine months ended September 30, 2010 and 2009 were comprised entirely of general and administrative expenses. General and administrative expenses of $580,056 for the nine months ended September 30, 2010, were significantly larger than the $21,352 incurred in same period in 2009. This increase is primarily a result of costs associated with the Company’s change of control and preparation to commence operations under its new business model.

General and Administrative Expenses	Nine Months ended September 30, 2010
Legal fees	$205,651
Contract labor	99,944
Public Relations	75,000
Travel & entertainment	53,564
Insurance	49,881
Office expenses	28,006
Tax and accounting	17,263
Executive search fees	15,300
Public company costs	15,006
Audit fees	9,211
Acquisition costs	7,046
Other	4,184

$580,056

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, either positively or negatively, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation – For Profit Corporation of Toyzap.com, Inc. (1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(2)
3.3	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (3)
3.4	Certificate of Amendment to Certificate of Formation – For Profit Corporation of Calpian, Inc. (fka Toyzap.com, Inc.) (4)
4.3	Common Stock Warrant, form of.(3)
10.1	Subscription Agreement, form of (to purchase Series A Convertible Preferred Stock).(3)
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on October 18, 2007.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on June 7, 2010.
(3)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on August 9, 2010.
(4)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on September 8, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2010

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer