Form 10-K
period 2010-12-31
Calpian, Inc.
filed 2011-03-31
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 000-53997

CALPIAN, INC.

(Exact name of registrant as specified in its charter)

Texas	20-8592825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Akard Street, Suite 2850

Dallas, TX 75201

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(214) 758-8601

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 is $12,104,226, computed as the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s common stock as of March 18, 2011 was 16,885,584.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “Calpian” refer to the publicly traded company Calpian, Inc., formerly known as Toyzap.com, Inc.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others, (i) risks related to our lack of an operating history; (ii) risks related to our common stock; (iii) risks related to our industry; (iv) risks related to acquisitions; (v) other economic, competitive, and governmental factors affecting the Company’s operations and business strategy. These and other additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends, and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

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

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

PART I

ITEM 1.	BUSINESS

Organizational History

Calpian, Inc., a Texas corporation, was incorporated on May 30, 2006, as Toyzap.com, Inc., and became a public company on May 7, 2008, through a self-underwritten registered public offering of 4,000,000 shares of common stock. The offering raised $150,000 that was used to pursue a business strategy that never commenced operations. The “shell company” Toyzap.com, Inc. was acquired by members of the Company’s current management team, affiliates thereof, and certain other purchasers, on April 23, 2010, pursuant to purchase agreements whereby approximately 99% of the Company’s issued and outstanding Common Stock was acquired. At such time, the former management team and Board of Directors resigned and new Company management and Board of Directors was appointed, who then redirected the business focus of the Company to the business plan described below. On September 3, 2010, the Company changed its name to “Calpian, Inc.” pursuant to approval obtained at a meeting of our shareholders. The Company’s par value $.001 common stock (“Common Stock”) began trading on the OTCQB® (formerly the OTC Bulletin Board®) on March 4, 2009, and trades there today under the symbol “CLPI.OB.”

During 2010, in addition to completing the business plan and recruiting an executive team, the Company raised nearly $3.9 million in net proceeds from the issuance of preferred stock and subordinated debt, and we secured a pledge for an additional $1.0 million in subordinated debt to be funded as acquisitions become available. We also, on December 31, 2010, invested approximately $1.6 million to acquire residual portfolios (discussed below under “Business Plan Overview”).

From May 30, 2006 (inception) through December 31, 2010, the Company was in its “development stage.” During that period, the Company generated no revenue and incurred approximately $1.6 million of primarily general and administrative expenses. At December 31, 2010, our total assets were approximately $3.4 million comprised primarily of cash and investments in residual portfolios. Our outstanding current liabilities at December 31, 2010, were approximately $770,000 consisting of nearly $700,000 in amounts payable to officers, directors, and affiliates for deferred compensation and accrued expenses, and the remainder in routine payables to third parties. At December 31, 2010, the Company had nearly $1.6 million outstanding in long-term debt. For the year ended December 31, 2010, we generated net losses of approximately $1.5 million, primarily general and administrative expenses. Because of our operating losses and negative cash flows incurred since inception, our independent registered public accounting firms have included an explanatory paragraph in its report on our year end financial statements for 2009 and 2010 expressing substantial doubt regarding our ability to continue as a going concern.

Business Overview

Headquartered in Dallas, Texas, we are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”) in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

Our purchases of residual portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current and possibly future portfolios of an ISO. Our aim is to acquire merchant residual portfolios by acquiring them directly from the ISOs that originated the contracts with the merchants. In a residual portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Prior to acquisition of the residual portfolio from the ISO, our Company and the ISO notify the processor that we plan to acquire the rights to the residual portfolio and that all future residual payments should be paid to us. Processors are required to approve all such acquisitions as a condition of closing.

We plan to advertise in industry trade journals, including Transaction World Magazine, to inform the ISO community of our acquisition capabilities. The most recent issue of Transaction World Magazine was published in March 2011 to nearly 14,000 readers. Transaction World Magazine is a wholly-owned subsidiary of ART Holdings, Inc. (“ART”). Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART.

Market and Business Overview

The Electronic Payment Processing Industry Overview

We plan to receive substantially all of our revenue from processing contracts with small- and medium-sized merchants for electronic payment (e.g., credit and debit card) processing services that have been sold by ISOs.

The merchants within the electronic payment processing industry are segmented into three groups: (i) large merchants, (ii) medium-sized merchants, and (iii) small merchants, who typically generate less than $1.0 million in annual processing volume.

Payment processors focusing on large merchants, including Elavon (formerly NOVA Information Systems), Paymentech, First Data Merchant Services, RBS Lynk, and National Processing Company (NPC/ Retriever Payment Systems), leverage their capital investment in processing infrastructure over the largest number of transactions to lower their marginal cost of processing a transaction. This scale allows these large processors to sell services at low per-transaction cost to the largest merchants with high processing volumes.

The payment processors with a medium-sized merchant focus compete based on a similar ability to leverage their infrastructure, but typically focus on regional and smaller national merchants.

The small merchant segment is traditionally best served by the ISO sales channel. ISOs are independent sales agents (or a group of agents) that sell processing services on behalf of a larger payment processor to small merchants that are typically too small for a large processor to effectively sell, service, or reach with its centralized, national sales force. We are currently in the process of negotiating contracts with Elavon and Paymentech.

Independent Sales Organizations (“ISOs”)

Small merchants typically buy their credit card processing services from an ISO. ISOs are contractual sales agents, authorized to sell credit card processing related services on behalf of one or more credit card processors. ISOs shepherd a small merchant’s application for processing services through the labyrinth of approvals, credit checks, guarantees, and other approval steps required before a merchant can be approved to accept consumer credit cards for payment.

ISOs have two primary sources of revenues and profitability:

•

Sale of Point of Sale (“POS”) Credit Card Processing Terminals. Sales of credit card equipment to merchants represent one-time profit events for ISOs. Historically, terminal markups were the most important source of immediate cash flow for ISOs, but due to market saturation and the lack of replacement technology, this source of cash flow for ISOs has diminished significantly in recent years.

•

Credit Card Residual Portfolios. For every merchant an ISO signs up on behalf of a processor, the ISO receives a revenue stream based on the fees paid by the merchant to the processor. The ISO sells credit card processing services at a retail price to the merchant, retaining the difference between the retail price and the wholesale price received from the processor. These payments are the ISO’s monthly residual revenues (“residuals”) and are a contractual obligation of the processor. The residuals vary month-to-month based on the sales volume at the merchant, and the residual may terminate for a variety of reasons.

Processors

In addition to other tasks, processors handle credit card transactions originated by merchants, bill merchants and collect service fees from their merchant customers monthly. During the subsequent month, processors send each ISO a report detailing merchant activity and residuals due the ISO along with a remittance of the funds, eliminating the need for ISOs to collect directly from the merchant. Residuals remain in effect for as long as that merchant is a customer of the processor.

Contracts for credit card processing services between the merchant and processor can be year-to-year with automatic renewals, but can have up to a three-year initial term. Merchant processing, however, is a competitive business and merchants do change processors, usually for a lower rate or promise of better service.

Attrition occurs when a merchant leaves its processor either by going out of business or moving to another provider of processing services. In exchange for the residual payment, the ISO is responsible for providing first-line customer service to the merchant on behalf of the processor. Common support issues include, but are not limited to, addressing malfunctioning POS terminals, answering questions about billing statements, and training issues. Most of these issues are successfully addressed by telephone, with replacement terminals commonly provided to merchants through overnight shipping services. ISOs are sales-focused organizations almost exclusively devoted to selling POS terminals and processing services.

Calpian’s Business Model

Calpian is in the business of acquiring ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs, known in the industry as “residual streams” or “residuals.” We plan to focus on and to take legal possession of the residual stream. Once Calpian acquires a residual stream, it is anticipated that the processor will pay corresponding residuals directly to Calpian, instead of to the ISO.

Calpian’s ISO target market is segmented into two categories, each with defined financial needs:

•	Small ISOs with less than 2,000 merchants and financial requirements typically arising from the personal needs of the ISO’s owner (medical, educational, etc.); and

•	Larger ISOs (2,000 merchants and above) with financial needs driven by business issues such as partnership splits, expansion funding, and exit plans.

Merchant Risk of Chargebacks

A chargeback occurs when a consumer disputes a charge made on a credit card. Reasons for chargebacks may include, but are not limited to, consumer buyer’s remorse, failure of the retailer to deliver goods as promised, and credit card fraud, among others. Chargeback risk is borne first by the merchant. In cases where the merchant cannot make good on a charged-back transaction for whatever reason, this risk is contractually shifted from the merchant to either the ISO or the credit card processor pursuant to the terms of the processing contract between these two parties. In situations where the merchant’s ISO retains this risk, the original principal amount of the disputed sale, plus an additional fee and any residual amount due to the ISO for that particular transaction are all charged against the ISO’s account and reduces the residual stream paid by the processor to the ISO. In cases where the risk is borne by the ISO’s processor, the ISO residual stream is unaffected by the risk except for any residual amount related to the particular transaction in question. In completing acquisitions, we intend to eliminate the risk to us wherever possible by shifting this risk to the processors in exchange for a nominal cost, estimated to be approximately two basis points.

Marketing and Public Relations

Due to its strategic value in marketing Calpian to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s net expenses beginning in March 2011. Such expenses are estimated to be approximately $30,000 per month. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. See Item 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” herein.

Acquisition Criteria and Process

Calpian’s target market encompasses ISOs that sell processing services to small- and medium-sized businesses. We do not plan to buy portfolios made up of very large merchants for several reasons, including the hyper-competitive pricing experienced in this segment and differing customer services needs. In addition, Calpian believes that large merchants generally represent an unacceptable concentration of revenue risk. We expect that the entire acquisition process – from the incoming query by the ISO to closing – may take up to 60 to 90 days.

Calpian’s strategy is to concentrate our acquisition activity on ISOs that contract with a select group of our preferred processors. In this way, we plan to build a merchant base with reliable, credit-worthy processors. Calpian’s preferred processors include, but are not limited to: Elavon (formerly NOVA Information Systems), Paymentech, First Data Merchant Services, RBS Lynk, and National Processing Company (NPC)/ Retriever Payment Systems, among others. We are currently in the process of negotiating contracts with Elavon and Paymentech, but we can not assure you that we will succeed in focusing our acquisition activities among ISOs that utilize these major processors.

Competition

In operating our business, we expect to face competition on two levels: the small merchant level and the ISO level. We plan to focus on small retail merchants with less than $1.0 million in annual sales. We do not expect to compete for large volume merchant accounts over $1.0 million in annual sales.

The small merchant segment of the market is generally reached by ISOs and processors via phone room sales and banks via walk-in branch sales. On the merchant level, the ISOs we intend to acquire may sell processing services to merchants and, as such, they may see competition at the merchant processing level from a wide variety of processing service providers including, but not limited to, First Data Resources, Elavon (US Bank), JP Morgan Chase Bank, NPC, Bank of America, Wells Fargo, RBS Lynk, iPayment, Innovative Merchant Services (an Intuit company), local and regional banks, and many other large and small providers, including other ISOs, and including ISOs or payment processors with which we may also have payment processing agreements with in the future. In addition, we may face merchant processing service competition from other external entrants such as Google, Yahoo, Paypal (eBay), and others. We plan to seek to compete in this highly competitive environment primarily by aggregating the need for processing services across ISOs and securing processing contracts on terms more favorable to the ISOs can obtain on their own, and by securing more favorable contract terms between the merchant and the processor. Because most of these competitors are larger than us and have significantly greater resources than we have, we may be unable to successfully compete against them.

On the ISO level, we compete with other ISOs and payment processors active in the highly competitive payment processing service industry by offering competitive processing rates to our ISO partners through our processing service providers to enable them to resell those services to merchants at competitive rates. We compete with a wide variety of processing service providers and ISOs including, but not limited to, First Data Resources, Elavon (US Bank), JP Morgan Chase Bank, NPC, Bank of America, Wells Fargo, RBS Lynk, iPayment, Innovative Merchant Services (an Intuit company), ISOs of these same processors, and many other large and small providers. In addition, we also expect to face competition at the ISO level for proposed acquisitions from other industry players such as Blue Pay, Frontstream Payments, Century Bankcard, Cutter Financial, Stream Cash and others, including several individuals active in the business of acquiring residual portfolios. Again, because of our size and limited resources, as compared to most of our potential competitors, we may not be able to successfully compete in this area. In addition, ISOs considering a transaction with us may decide to seek financing instead from providers of loans to ISOs, including RBL Capital, Resource Finance, or commercial banks.

With respect to competing for acquisitions, we compete based on a competitive price for the residual portfolio, our ability to offer publicly-traded stock, and the terms of our acquisition agreements.

While we may find ourselves competing on the small merchant and/or ISO level with payment processors with which we may contract as our payment processing service provider, we believe that many of these same payment processors may be unable to cost-effectively contract with the small merchant segment unless they utilize an intermediary (ISO). Further, because it is typical for ISOs to offer services from several different processors, we believe that we may still have the opportunity to compete with processors for ISO resources. ISOs may have relationships with more than one processor since different processors generally have different market or industry focuses. It is typical, however, for most buyers of merchant portfolios to require that the merchants change their existing processors to the buyer’s favored processors. We seek to provide a different business proposition to ISOs by not requiring that the merchants change processors.

Employees

Throughout 2010, we had no employees but we had a Chief Executive Officer and a President, both of whom worked as independent consultants and both of whom deferred all compensation. We also utilized independent consultants to assist with accounting and administrative matters. We have no employment agreements and no collective bargaining agreements, and believe our consulting relationships are satisfactory.

Effective January 1, 2011, Messrs. Montgomery and Jessen, our Chief Executive Officer and President, respectively, became full time employees at annual salaries of $300,000 each, and we hired four full time support staff. We plan to continue to retain independent consultants from time to time on an as-needed basis. Our Chief Financial Officer remains under contract as an independent contractor available to us on a part-time and as-needed basis.

Governmental Regulations

The industry in which we operate is subject to extensive governmental regulation. In particular, there are numerous laws and regulations restricting the purchase, sale and sharing of personal information about consumers. Although we do not expect to have possession of consumer level data and, therefore, do not believe that we will be subject to these regulations, the laws in this area are new and continuing to evolve. Accordingly, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business.

In addition, new and potential governmental regulations designed to reduce, regulate or change interchange costs, network access fees or any other fee charged to a merchant or the terms of merchant contracts could adversely affect our results of operations. For example, legislation could be enacted regulating the basis upon which interchange rates for debit card transactions, which could limit the debit card interchange fees paid by retailers to ISOs, potentially limiting the revenue we could derive from interchange fee markups. An example of such legislation is the so-called “Durbin Amendment,” which was recently enacted and regulates the basis upon which interchange rates for debit card transactions are made to ensure that interchange rates are “reasonable and proportionate to costs.” The impact on processes and pricing stemming from the Durbin Amendment is still uncertain.

We may also become subject to additional U.S., state or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices, comprised of approximately 6,000 square feet of office space, are being provided to us on a month-to-month basis through a sublessee with ART, an entity owned and controlled by Messrs. Montgomery and Jessen, each of whom are officers, directors, and controlling shareholders of our Company. The lease rate for the space is $3,000 per month. We believe our current facility has the capacity to meet our needs for the foreseeable future, and that alternate or additional space is readily available near our current location should we need to move or acquire additional space. See Item 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” herein.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the OTCBB on March 4, 2009, and trades under the symbol CLPI.OB. The market for the Company’s Common Stock has been limited, volatile, and sporadic and could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors, and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for years 2009 and 2010. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

	High	Low

Year Ended December 31, 2009
First Quarter	$1.50	$0.05
Second Quarter	$1.25	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05

Year Ended December 31, 2010
First Quarter	$0.05	$0.03
Second Quarter	$4.00	$0.03
Third Quarter	$3.00	$1.60
Fourth Quarter	$3.00	$2.20

The last sale price of our Common Stock reported by Yahoo Finance on March 18, 2011, was $2.50.

Description of Securities

Common Stock

Shares Outstanding

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share. Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. Records of our stock transfer agent indicate that as of March 18, 2011, we had approximately 89 holders of record of our Common Stock, 88 of whom held lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in “street name.” As of March 18, 2011, we had 16,885,584 shares of Common Stock outstanding.

At December 31, 2010, we had warrants outstanding to purchase 642,501 shares of our Common Stock at prices ranging from $1.00 to $2.00 (weighted average price $1.13), and we have preferred stock outstanding that is convertible into 2,383,600 shares of Common Stock. If all outstanding convertible securities were convertible today and so converted, the Company would have 19,700,241 shares of Common Stock outstanding.

Registration Rights

The Company has not agreed to register any of our Common Stock under the Securities Act of 1933.

Preemptive Rights

Our Common Stock does not have preemptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Company’s Board of Directors, to maintain their percentage ownership interest in the Company. This lack of protection from dilution to shareholders could allow our Board of Directors to issue additional shares of our Common Stock to persons friendly with our existing management, thus inhibiting any change in control of Calpian.

Liquidation Rights

Upon any liquidation, dissolution or winding-up of the Company, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the Common Stock. The holders of the Common Stock have no right to require us to redeem or purchase their shares.

Dividends

We have not paid dividends on our Common Stock nor do we anticipate doing so in the foreseeable future. We have one class of Preferred Stock outstanding with dividend rights that have priority over any dividends payable to holders of our Common Stock.

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Messrs. Montgomery and Jessen collectively own 50.3% of our outstanding shares and are able to elect all of our directors.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $.001 par value per share (“Preferred Stock”). In July 2010, our Board established a new series of 100,000 shares of Preferred Stock designated as “Series A Convertible Preferred Stock” (“Series A Preferred”). At December 31, 2010, there were 23,836 shares of Series A Preferred outstanding convertible into 2,383,600 shares of our Common Stock.

Voting

The holders of shares of Series A Preferred have full voting rights and powers, and, except as may be otherwise provided by law, vote together with all other classes and series of our stock as a single class on an as-converted basis on all actions to be taken by the shareholders of our Company. Each holder of shares of Series A Preferred is entitled to 100 votes for each share of Series A Preferred held by such holder on the record date for the vote that is being taken.

Dividend Rights

We shall not declare, pay or set aside any dividends on shares of any class or series of our capital (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount equal to the dividend per share that such holders would have received had they converted their shares of Series A Preferred into shares of Common Stock immediately prior to the record date for the declaration of the Common Stock dividend.

Liquidation Rights

Upon any liquidation, dissolution or winding up of our Company, or any sale, merger, consolidation, reorganization or other transaction which results in a change of control, the holders of Series A Preferred have the right to receive $100.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Preference Amount”), prior to and in preference over any liquidation payment on the Common Stock or any other class of preferred stock. After payment has been made to the holders of Series A Preferred of the full Preference Amount to which such holders shall be entitled, the remaining net assets of our Company available for distribution, if any, shall be distributed pro rata among the holders of Common Stock.

Mandatory Conversion

Effective as of May 27, 2011, each outstanding share of Series A Preferred will convert automatically into 100 shares of Common Stock (subject to adjustment for stock splits, recapitalizations and similar events) without any further action by the holders of such shares. Notwithstanding the foregoing, if upon such date we are not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, then such automatic conversion shall be delayed until we are so subject to such requirements.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010 and as of the filing date of this Report, the Company has no equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements. This summary financial data should be read in conjunction with, and is qualified in its entirety by, our financial statements and accompanying notes and the other information included elsewhere in this Report.

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006
Balance Sheets
Residual portfolios acquired, net	$1,642,064	$—	$—	$—	$—
Total assets	$3,415,389	$93,879	$130,298	$10,332	$—
Long-term debt, gross	$1,550,000	$—	$—	$—	$—

Statements of Operations
Revenue	$—	$—	$—	$—	$—
Net loss	$(1,489,456)	$(26,897)	$(53,581)	$(4,868)	$(8,000)
Loss per common share - basic and diluted	$(0.08)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

In April 2010, the Company’s current management acquired the Company as a “shell company” and redirected its business focus and business plan as discussed under Item 1 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance, or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” discussed in our previous and future filings with the Securities and Exchange Commission (“SEC”) and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Business Overview

Headquartered in Dallas, Texas, we are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”) in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

Our purchases of residual portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current and possibly future portfolios of an ISO. Our aim is to acquire merchant residual portfolios by acquiring them directly from the ISOs that originated the contracts with the merchants. In a residual portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Prior to acquisition of the residual portfolio from the ISO, our Company and the ISO notify the processor that we plan to acquire the rights to the residual portfolio and that all future residual payments should be paid to us. Processors are required to approve all such acquisitions as a condition of closing.

Results of Operations

During 2009, the Company had one executive (also its sole director), no operations, and only minimal activity spending approximately $27,000 in general and administrative (“G&A”) expenses only. In April 2010, the Company’s current management acquired the Company as a “shell company” and redirected its business focus and business plan as discussed under Item 1 of this Report. As such, comparisons to 2009 results are not meaningful.

During 2010, the Company prepared to launch its new business plan as it completed development of its business model, recruited an executive team, and raised financing, all setting the stage to commence operations in 2011. As such, the Company generated no revenue and incurred only general and administrative expenses in 2010 as follows:

	2010	%
Bonuses	$330,000	23%
Legal fees	222,465	16%
Contract labor	160,273	11%
Salaries and wages	150,000	11%
Investor relations	136,918	10%
Public company costs	92,758	7%
Travel	45,949	3%
Benefits	41,586	3%
Acquisition costs	38,912	3%
Office expenses	29,751	2%
Officer life insurance	28,414	2%
Administrative support	25,676	2%
D&O insurance	22,825	2%
Other professional fees	21,300	1%
Rent	18,000	1%
Audit fees	15,011	1%
Tax advisory fees	9,188	0%
Other	33,125	2%

Total general and administrative expenses	$1,422,151	100%

Of the 2010 G&A expenses detailed above, $211,917 (15%) represents non-cash charges. Such charges stem from the issuance of Common Stock for public relations services ($75,000) and warrants exercisable for our Common Stock issued for investor relations services ($61,917), both included in the caption “investor relations” above. Common Stock issued in exchange for analyst reporting services amounted to $75,000 and is included in the caption “public company costs” above.

Contract labor noted above consists primarily of fees paid for the services of David Pilotte, our Chief Financial Officer, under a contract dated April 23, 2010, and a contract person supporting Transaction World Magazine. During 2010, the Company had no other written agreements with its officers and no bonus plan. As such, all salaries and wages and all bonuses accrued in 2010 were discretionary.

Salaries and wages of $150,000 and bonuses of $330,000 (combined, $480,000 or 34% of 2010 G&A expenses) represents 2010 cash salaries and bonuses of our officers and directors, the payment of which has been deferred until sufficient cash is available.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments or hedging activities and have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies described below involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Valuation of warrants

•	Amortization of residual portfolios

As our operations expand, we may identify additional critical accounting policies in the future.

Valuation of Warrants

Warrants are accounted for in accordance with Accounting Standards Codification (“ASC”) 505-10 “Costs of an Equity Transaction.” The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

Amortization of Residual Portfolios Acquired

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” As the Company’s first residual portfolio acquisition occurred on December 31, 2010, no amortization was recorded in 2010.

Recently Issued and Newly Adopted Accounting Pronouncements

Intangibles - Goodwill and Other: In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Implementation of ASU 2010-28 is not expected to have a material impact on our financial condition, results of operations, or disclosures.

Fair Value: In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. Adoption of the new guidance had no impact to our financial position or disclosures in 2010 and is not expected to impact them in 2011.

Liquidity and Capital Resources

In 2010, we raised approximately $3.9 million in net proceeds from the private placement of preferred shares and subordinated debt and we obtained a pledge for an additional $1.0 million in subordinated debt to be funded as requested by the Company to fund additional acquisitions of residual portfolios. Use of the subordinated debt is restricted to making investments in residual portfolios and not available for general working capital.

Though the Company has financed its development stage and initial operations through the issuance of preferred stock and subordinated debt, it will need to secure additional funding, likely in the form of a senior credit facility, to sustain and grow its operations. There can be no assurance that additional or adequate financing will be available to us and, if available, on terms that are acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern and the financial statements herein do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Though no agreement is currently in place, the Company is currently in discussions with a senior lender in an effort to secure an acquisition credit facility to fund our future acquisitions of residual portfolios. Although we are targeting a credit facility of $8.0 million, the actual amount we are able to borrow, if any, could be significantly lower or higher.

During January and February 2011, the Company collected its first revenue and invested an additional $1.6 million to acquire residual portfolios. Cash inflows from existing residual portfolios acquired in December 2010 and January 2011 total approximately $160,000 per month. On the expense side, concurrent with first revenue in January 2011, our cash expenses increased to approximately $220,000 per month. Combined, the expected cash flow from acquired residual portfolios and the increase in cash expenses bring the Company nearer, but still short of, being cash flow positive on an operating basis. Based upon cash on hand at February 28, 2011 of $772,298, and expected cash flows from the existing residual portfolios, if no additional financing for general working capital is raised, the Company could run out of cash by mid-year 2011.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Bylaws provide that we must indemnify and hold harmless our directors, officers, and other persons referenced in our Certificate of Formation, as and to the extent permitted by the Texas Business Corporation Act. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to our Certificate of Formation, Bylaws, Texas laws or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or control persons, and the successful defense of any action, suit or proceeding) is asserted by such director, officer or control person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attrition Rate Risk

We acquire residual portfolios for long-term investment (purposes other than trading). Our primary market risk exposure is to post-acquisition changes in attrition rates within the portfolios we acquire.

Merchant attrition is a normal part of the payment processing industry, and results from a number of factors including the merchant’s pricing, the merchant’s cessation of operations, and their movement to another processor. As the residual portfolio’s attrition rate inversely impacts its future cash flows, in underwriting the residual portfolios we acquire, we endeavor to conservatively estimate the portfolios’ future attrition rate based upon its current attrition rate, its long-term historical attrition rate, the attrition rate of comparable portfolios, and our executives experience in valuing and acquiring residual portfolios.

Based upon our executives’ experience of acquiring residual portfolios over (see biographical information in Part III Item 10 herein), the long-term attrition rate of acquired portfolios typically ranges between 1.4% and 1.6% per month. Within any given year, attrition rates can display some seasonality with rates moving upward toward year end and the holiday season, but usually then returning to the long-term trend of between 1.4% and 1.6% per month following year end. There have been atypical instances of short-term fluctuations caused by factors other than seasonality.

Based upon our current residual portfolios, an increase of 1.0% per month of long-term attrition rates over the rate used to underwrite the portfolio’s acquisition results in an approximate 24% reduction in expected cash flows over the expected life of the portfolio with the reduction being somewhat limited by the existence of a fixed component of credit card merchant fees (i.e. minimum monthly fees, statement fees, equipment charges, etc.). A 1.0% decrease per month of long-term attrition rates below the rate used to underwrite the portfolio’s acquisition results in an approximate 54% increase in expected cash flows over the expected life of the portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CALPIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calpian, Inc.

We have audited the accompanying balance sheet of Calpian, Inc. (the “Company”), as of December 31, 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and for the period from inception (May 30, 2006) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been a development stage company and has incurred net operating losses since inception (May 30, 2006). Additionally, management does not believe that available cash resources, anticipated revenues from operations, and current funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2011

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

February 16, 2010

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Current Assets
Cash and equivalents	$1,735,521	$93,879
Prepaid insurance	16,304	—
Other current assets	11,500	—

Total current assets	1,763,325	93,879

Residual portfolios acquired, net	1,642,064	—
Intangible assets acquired, at cost	10,000	—

Total assets	$3,415,389	$93,879

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Deferred compensation of officers, directors, and executives	$480,000	$—
Accrued expenses payable to officers, directors, and affiliates	214,916	—
Interest payable	33,194	—
Accounts payable	23,518	2,000
Accrued expenses	8,306	—
Note payable	10,617	—
Shareholder advances	—	27,100
Other current liabilities	—	330

Total current liabilities	770,551	29,430

Subordinated notes payable	1,550,000	—
Discount on subordinated notes payable	(755,746)	—

Long-term debt	794,254	—

Commitments and contingencies

Shareholders’ Equity
Series A Convertible Preferred Stock, par value $0.001, liquidation preference of $100 per share, 100,000 shares authorized, 23,836 shares issued and outstanding at December 31, 2010	2,215,356	—
Common stock, par value $0.001, 200,000,000 shares authorized, 16,674,140 and 20,000,000 shares issued and outstanding at December 31, 2010, and December 31, 2009, respectively	16,674	20,000
Additional paid-in capital	1,209,680	147,795
Deficit accumulated during development stage	(1,591,126)	(103,346)

Total shareholders’ equity	1,850,584	64,449

Total liabilities and shareholders’ equity	$3,415,389	$93,879

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended December 31,		From Inception through December 31, 2010
	2010	2009

	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses
General and administrative	1,422,151	26,897	1,515,497

Total operating expenses	1,422,151	26,897	1,515,497

Operating loss	(1,422,151)	(26,897)	(1,515,497)

Other expense	30,000	—	30,000
Interest expense, net	37,305	—	37,305

Loss before taxes	(1,489,456)	(26,897)	(1,582,802)

Provision for income taxes	—	—	—

Net loss	$(1,489,456)	$(26,897)	$(1,582,802)

Loss per share
Basic and Diluted	$(0.08)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	17,691,735	20,000,000

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

	—	$—	—	$—	$—	$—	$—
Common stock issued for services			16,000,000	16,000		(8,000)	8,000
Net loss						(8,000)	(8,000)

Balance, December 31, 2006	—	—	16,000,000	16,000	—	(16,000)	—

Contributed capital					100		100
Net loss						(4,868)	(4,868)

Balance, December 31, 2007	—	—	16,000,000	16,000	100	(20,868)	(4,768)

Common stock issued for cash			4,000,000	4,000	147,695	(2,000)	149,695
Net loss						(53,581)	(53,581)

Balance, December 31, 2008	—	—	20,000,000	20,000	147,795	(76,449)	91,346
Net loss						(26,897)	(26,897)

Balance, December 31, 2009	—	—	20,000,000	20,000	147,795	(103,346)	64,449

Contribution of common stock from shareholders			(3,450,860)	(3,451)	1,725	1,726	—
Issuance of Series A Preferred Stock, net of expenses	23,836	2,215,356					2,215,356
Issuance of warrants for debt					755,746		755,746
Issuance of warrants for services					61,917		61,917
Issuance of warrants in connection with securities offering					92,572		92,572
Common stock issued/issuable for services			125,000	125	149,925	(50)	150,000
Net loss						(1,489,456)	(1,489,456)

Balance, December 31, 2010	23,836	$2,215,356	16,674,140	$16,674	$1,209,680	$(1,591,126)	$1,850,584

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND

FOR THE PERIOD FROM MAY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended December 31,		From Inception through December 31, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,489,456)	$(26,897)	$(1,582,802)

Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	150,000		158,000
Common stock warrants issued for services	61,917		61,917
Changes in operating assets and liabilities:
Increase in deferred compensation, officers, directors, and executives	480,000		480,000
Increase in accrued expenses payable to officers, directors, and affiliates	214,916		214,916
Increase in interest payable	33,194		33,194
Increase (decrease) in accounts payable	21,518	(9,522)	23,518
Increase in prepaid insurance	14,999		14,999
Increase in accrued expenses	8,306		8,306
Decrease in other current liabilities	(330)		—
Increase in other current assets	(11,500)		(11,500)

Net cash used in operating activities	(516,436)	(36,419)	(599,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(1,642,064)		(1,642,064)
Intangible assets acquired	(10,000)		(10,000)

Net cash used in investing activities	(1,652,064)	—	(1,652,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of cash expenses	2,307,928		2,307,928
Proceeds from issuance of subordinated notes payable	1,550,000		1,550,000
Repayment of shareholder advances	(27,100)		—
Payments on note payable	(20,686)		(20,686)
Proceeds from sale of common stock	—		149,695
Contributed capital	—		100

Net cash provided by financing activities	3,810,142	—	3,987,037

Increase (decrease) in cash and equivalents	1,641,642	(36,419)	1,735,521
Cash and equivalents, beginning of period	93,879	130,298	—

Cash and equivalents, end of period	$1,735,521	$93,879	$1,735,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash transactions:
Discount on subordinated notes payable	$755,746	$—	$755,746
Insurance premiums financed with note payable	$31,303	$—	$31,303
Retirement of shares	$1,725	$—	$1,725
Issuance of warrants in connection with securities offering	$92,572	$—	$92,572

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DISCLOSURE

Development Stage / Going Concern Uncertainty

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05, “Development Stage Entities.”

The Company has been a development stage company and has incurred net operating losses of $1,582,802 since inception (May 30, 2006). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available to the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

With the acquisition of residual portfolios on December 31, 2010, the Company exited the development stage by generating revenue beginning in January 2011.

Over the past several months, cash outflows for operating expenses have averaged approximately $85,000 per month. The recent acquisition of residual portfolios provide a source of cash inflow, but also increased expenses to approximately $220,000 per month. As such, the Company is nearer, but still short of, being cash flow positive on an operating basis. Based upon cash on hand at February 28, 2011 of $772,298, and expected cash flows from the existing residual portfolios, if no additional financing for general working capital is raised, the Company could run out of cash by mid-year 2011.

Organization and Business

The Company was formed in Texas on May 30, 2006, and the current management team acquired a majority of the Company’s shares issued and outstanding in April 2010 from its former shareholders in a change of control transaction. The Company is in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”) in the U.S. ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

Our residual purchases are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current and possibly future portfolios of an ISO. Our aim is to acquire merchant residual accounts by acquiring them directly from the ISOs that originated the contracts with the merchants. In a residual purchase, we would buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Prior to acquisition of the residual revenue stream from the ISO, our Company and the ISO notify the processor that we plan to acquire the rights to the residual and that all future residual payments should be paid to us. Processors are required to approve all such acquisitions as a condition of closing.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Intangibles - Goodwill and Other: In December 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-28 “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Implementation of ASU 2010-28 is not expected to have a material impact on our financial condition, results of operations, or disclosures.

Fair Value: In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. Adoption of the new guidance had no impact to our financial position or disclosures in 2010 and is not expected to impact them in 2011.

Cash and Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and equivalents.

Residual Portfolios Acquired

Residual portfolios acquired represent our investment in recurring monthly residual income streams derived from credit card processing fees paid by retail stores in the United States. Such residual portfolios are acquired for long-term investment and are expected to be held-to-maturity defined as a point where cash flows generated by the portfolio are nominal. Although history within the industry indicates the cash flows from such residual income streams are reasonably predictable, at the point of acquisition, the Company’s right to receive cash flows is predicated upon future purchases by consumers at merchants included in the portfolio we acquired.

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” At December 31, 2010, the expected amortization period is between 10 and 12 years, and no residual value is likely. As the Company’s first residual portfolio acquisition occurred on December 31, 2010, no amortization was recorded in 2010.

	2011	2012	2013	2014	2015	Thereafter
Estimated amortization expense in future years	$292,234	$252,868	$216,293	$184,860	$149,904	$545,905

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”) (see additional discussion in note (7) RELATED PARTIES, herein). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment was recorded for the year ended December 31, 2010.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the carrying values of cash and cash equivalents, prepaid expenses, and other current assets, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at December 31, 2010, and December 31, 2009, due to their short maturities. We believe the carrying value of our shareholder advances and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2010, and December 31, 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260-10-55, “Earnings per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of our $.001 par value common stock (“Common Stock”) outstanding during the period. Diluted EPS is computed based on the weighted average number of shares Common Stock outstanding plus all potentially dilutive securities outstanding during the period. Such potentially dilutive securities consist of convertible preferred stock, non-vested restricted shares, and warrants.

In calculating EPS for the year ended December 31, 2010, no recognition was given to 2,383,600 potentially dilutive convertible preferred shares and 642,501 warrants on our Common Stock. Due to the net loss applicable to common shareholders in 2010, such securities would have been anti-dilutive. There were no potentially dilutive securities outstanding in 2009.

In the event of stock dividends and stock splits, the weighted average number of shares outstanding used in computing basic and fully diluted earning per share are adjusted retroactively for all periods presented. Accordingly, the weighted average number of shares outstanding used in computing earnings per share for the years ended December 31, 2010 and 2009, have been adjusted to reflect the stock dividend of June 1, 2010. See “Stock Dividend” hereafter in this note (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During each of the periods presented, the Company had no net tax provision, current or deferred.

Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Dividend

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one (1) share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The stock dividend was effected in the form of a two-for-one stock split. All references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the dividend.

Warrants

Warrants are accounted for in accordance with ASC 505-10 “Costs of an Equity Transaction.” The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

Transaction World Magazine

Due to its strategic value in marketing the Company to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s net expenses beginning in March 2011. Such expenses are estimated to be approximately $30,000 per month. Transaction World Magazine, Inc. is a wholly owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly controlled entity.

(3) NOTE PAYABLE

On June 8, 2010, the Company entered into a promissory note with a non-affiliated third party in the amount of $31,303 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,580 per month through March 2011.

(4) LONG TERM DEBT

On December 31, 2010, the Company issued $1,550,000 in subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but will be subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and November 2012. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding (see additional discussion of the warrants under note (5) CAPITAL STOCK herein).

In connection with the issuance of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire 582,500 shares of our $.001 par value common stock valued at $755,746 using the Black-Scholes model. Such amount has been treated as a discount to the subordinated debt and will be amortized as interest expense over the period the subordinated debt remains outstanding. See additional information regarding the warrants under (5) CAPITAL STOCK.

(5) CAPITAL STOCK

Common Stock

Our $.001 par value common stock (“Common Stock”) is traded on the Over-the-Counter Bulletin Board under the trading symbol “CLPI.OB.”

At December 31, 2010, the Company had 200,000,000 shares of Common Stock authorized and 16,674,140 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have preferred shares outstanding that are convertible into 2,383,600 shares of our Common Stock and we have issued warrants to purchase 642,501 shares of our Common Stock (see “Preferred Stock” and “Warrants” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933 (“Securities Act”), as amended, nor do we presently have in effect employee stock options or benefits plans that would involve the issuance of additional shares of our Common Stock.

Preferred Stock

At December 31, 2010, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”).

Series A Convertible Preferred Stock

On June 1, 2010, the Company designated 100,000 shares of its Preferred Stock as Series A Convertible Preferred Stock (“Series A Preferred”). The holders of Series A Preferred shall have full voting rights and powers, and, except as may be otherwise provided by law, shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company. Each holder of shares of Series A Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred held by such holder could be converted on the record date for the vote being taken. Series A Preferred has preferences as to dividends and, in the event of liquidation, a liquidation preference of $100 per share. The shares automatically convert into shares of Common Stock on May 27, 2011 (which is the 12-month anniversary of the Company’s initial filing of Form 10 information with the SEC), at a conversion rate of 100 shares of Common Stock for every one share of Series A Preferred being converted. Such conversion rate is subject to further change based upon the occurrence of an Extraordinary Common Stock Event as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Securities and Exchange Commission (“SEC”) as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2010. The shares of Series A Preferred are not subject to mandatory or voluntary redemption.

At December 30, 2010, the Company had issued 23,836 shares of Series A Preferred resulting in gross proceeds to the Company of $2,383,600 and net proceeds after cash expenses of $2,307,928. In connection with the issuance of Series A Preferred, we issued warrants to acquire 35,001 shares of our $.001 par value common stock valued at $92,572 using the Black-Scholes model to individuals acting as placements agents, including 19,251 warrants to a related party (see (7) RELATED PARTIES.) The Company expects to use the net proceeds of this offering for general working capital and to fund the acquisition of credit card residual streams.

The Company’s Board of Directors may further designate shares of Preferred Stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the holders of the Preferred Stock could have preferential rights to receive a liquidating distribution for their shares before any distribution to the holders of the Common Stock.

Warrants

In connection with the issuances of Series A Preferred and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of 642,501 shares of Common Stock as follows:

Purpose	Warrants Outstanding	Exercise Price	Expiration Date
Series A Preferred	32,501	$1.00	8/14/15
Series A Preferred	2,500	$1.00	9/30/15
Investor Relations Services	25,000	$1.00	12/1/15
Subordinated Debt	500,000	$1.00	12/31/15
Subordinated Debt	82,500	$2.00	12/31/15

Total warrants outstanding	642,501

Weighted average price		$1.13

(6) INCOME TAXES

At December 31, 2010, the Company had $43,875 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Use of the NOLs may be limited by the change of control occurring on April 23, 2010, but a detailed study of such limitation has not been performed. Due to the uncertainty of the amount of NOLs available and their ultimate use, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

Tax Rate Reconciliation	Gross Amounts	Tax Effected at 34%	Percentage

Loss before taxes	$(1,489,456)	$(506,415)	34%
Non-deductible expenses	337	114	0%
Valuation allowance	1,489,119	506,301	-34%

	$—	$—	0%

Deferred Tax Assets
NOLs/tax credits	$14,918
Start-up and organization costs	491,383

Net non-current deferred taxes	$506,301

Net asset	$506,301
Valuation allowance	(506,301)

Total net asset	$—

(7) RELATED PARTIES

Intangible Assets Acquired

Acquisition of “Calpian” Name

As controlling shareholders, directors, and officers of ART, and of the Company, on August 18, 2010, Messrs. Montgomery and Jessen sold to the Company the “Calpian” trademark and domain name for $10,000. Upon acquisition of the trademark name and, following approval by the shareholders at a Special Meeting of Shareholders on September 3, 2010, the Company changed its name to “Calpian, Inc.” This intangible asset has an indefinite life and will be carried at cost and tested for impairment at least annually.

Accrued Expenses Payable to Affiliates

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, has provided the Company during its startup period with office space and certain support services detailed in the table below. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. Accrued expenses at December 31, 2010, of $108,700 reflect approximately six months of such expenses.

At December 31, 2010, $106,216 was payable to officers, directors and their affiliates (collectively “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

As of December 31, 2010
Health insurance	$41,586
Officer life insurance	28,414
Rent	18,000
Office expenses	11,100
Telecom charges	9,600

Payable to ART	108,700
Payable to officers, directors, and affiliates	106,216

Total accrued expenses payable to affiliates	$214,916

Shareholder Advances

Lance Dean, the Company’s Chief Executive Officer until April 23, 2010, had advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced $27,100. In February 2010, the Company repaid Mr. Dean in full.

Engagement of Chief Financial Officer

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement engaging David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the agreement, Mr. Pilotte is paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month. Any additional hours are billed at a rate of $275 per hour, subject to written pre-approval by the Company. The agreement had an initial term of three (3) months.

Subsequent to December 31, 2010, and effective February 1, 2011, the Company and Mr. Pilotte amended Mr. Pilotte’s engagement agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $18,000 to serve as the Company’s CFO and to provide certain financial advisory and other services to the Company on an approximately 60% full-time basis. In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program. Furthermore, the Company has agreed to award Mr. Pilotte, subject to Board approval, a Company equity interest representing not less than 200,000 shares of the Company’s $.001 par value restricted Common Stock or options exercisable therefore, vesting through 2015. The agreement is terminable by either party upon 60 days notice.

Public Relations Agreement

On April 26, 2010, the Company engaged Liviakis Financial Communications, Inc. as its public relations firm pursuant to an agreement that expires on April 30, 2012. Pursuant to the agreement, and as sole compensation thereunder, the Company issued to Liviakis Financial Communications, Inc. 100,000 shares of Common Stock valued at $75,000 based upon concurrent market quotes for the shares. Mr. John Liviakis is the sole shareholder, President, and Chief Executive Officer of Liviakis Financial Communications, Inc. Mr. Liviakis had previously individually acquired beneficial ownership of 1,000,000 additional shares of Common Stock from the selling shareholders pursuant to the change in control in April 2010. Following the issuance of the shares, Mr. Liviakis beneficially owned more than 5.0% of the Company’s issued and outstanding Common Stock.

Placement Agent Services

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird

Cagan, a director of the Company and current beneficial owner of approximately 17.4% of the outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act, and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company is required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents are also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering. As a registered representative and principal of CFSC, Mr. Cagan was entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance, and Placement Agent Warrants due and owing to CFSC in connection with the Offering. The agreement is effective through April 30, 2012.

As a result of the placement agent services CFSC provided to the Company in connection with the August and September 2010 closings of our private placement of Series A Preferred, the Company paid to CFSC $73,672 and issued to CSFC warrants to purchase an aggregate of 19,251 shares of Common Stock of the Company, of which Mr. Cagan, as a registered representative and principal, received $55,547 and 16,626 warrants to purchase shares of Common Stock.

Management Advisory Agreement (subsequent event)

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice.

(8) SUBSEQUENT EVENTS

On January 7 and January 25, 2011, the Company acquired two additional residual portfolios in exchange for $972,500 in cash and the issuance of 211,444 shares of Common Stock. Issuances of the shares were exempt from registration under Regulation D of the Securities Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures as of December 31, 2010, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon our evaluation, we have determined that, as of December 31, 2010, there were material weaknesses in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively. In light of these material weaknesses, management has concluded that, as of December 31, 2010, the Company did not maintain effective internal control over financial reporting.

During 2010, our “development stage,” our accounting staff consisted of a single individual, our Chief Financial Officer. In order to improve the lack of segregation of duties in the future, we intend to add to our accounting staff, but only modestly. Except for purposes of building and maintaining an environment of strong internal controls over financial reporting, our business model does not require an accounting staff beyond two or three individuals. As such, the Company may never achieve an effective control environment completely lacking of material control weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 - especially with segregation of duty control requirements – very difficult if not impossible, and cost prohibitive. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Officer	Date of Appointment or Election
Harold Montgomery	Chairman of the Board, Chief Executive Officer, and Secretary	April 23, 2010
Craig Jessen	President and Director	April 23, 2010
David N. Pilotte	Chief Financial Officer	April 23, 2010
Laird Q. Cagan	Director	April 23, 2010

On April 23, 2010, certain of the Company’s shareholders (the “Purchasers”), which currently represent approximately 97% of the Company’s shares of outstanding common stock, and Cagan Capital, LLC (“CC”), a limited liability company managed and controlled by Mr. Cagan, entered into a Shareholders’ Agreement, dated April 23, 2010 (the “Shareholders’ Agreement”), pursuant to which, among other things, the Purchasers agreed to vote all Company shares held by them in order to elect the nominee of CC as a Director of the Company. The Shareholders’ Agreement has a two (2) year term.

Except for the foregoing, there is no arrangement or understanding between our director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer and Secretary

Mr. Montgomery, age 51, has been Chairman of the Board, Chief Executive Officer, and Secretary of the Company since April 2010. A co-founder of the Company, in 1987 Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company. While a full-time employee of ART Holdings, Inc., Mr. Montgomery led a team doing business under the name “Calpian,” who acquired over 200 ISO merchant processing portfolios between 2003 and 2009. Mr. Montgomery continues to serve ART as a director and executive officer. From 1985 to 1987, Mr. Montgomery worked for Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance. In 1993, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

Mr. Montgomery is a Trustee of the Communities Foundation of Texas, a community chest foundation. He is also a Trustee of the Caruth Foundation and St. Mark’s School of Texas. He has served as a board member and president of the Dallas Committee on Foreign Relations and Big Thought, a community education agency. He is a member of the Council on Foreign Relations located in New York. Mr. Montgomery was a member of the Young Presidents’ Organization (“YPO”) from 1991 to 2009, and chaired the Florence, Italy YPO University.

Mr. Montgomery has served as an industry expert for the Federal Reserve Bank of Philadelphia Payment Card Center and the U.S. Congress as an expert witness for credit card reform legislation. He is a frequent speaker at industry events and trade shows, and a regular contributor to industry trade publications, including Transaction World Magazine.

Mr. Montgomery attended St. Mark’s School of Texas and Stanford University where he received a BA (International Relations) in 1982 and an MBA in 1985.

Mr. Montgomery brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

Craig A. Jessen, President and Director

Mr. Jessen, age 52 has been President and Director of the Company since April 2010. From 2001 to 2009, he served as President and Chief Operating Officer of ART. While an employee of ART, Mr. Jessen was the operating executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999). Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business. At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow. In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including, but not limited to, the areas of risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow and staffing levels. Mr. Jessen continues to serve ART as a director and executive officer. From 1987 to 1990 Mr. Jessen worked at Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986 with InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984 with United Parcel Service, a worldwide shipping, freight, logistics and supply chain management company, out of its Dallas, Texas offices.

Mr. Jessen earned his BBA from the University of Texas at Arlington in 1984, and his MBA from Southern Methodist University in 1987.

Mr. Jessen brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

David N. Pilotte, Chief Financial Officer

Mr. Pilotte, age 52, has been Chief Financial Officer of the Company since April 2010. In 1996 Mr. Pilotte formed an independent consulting practice, DNP Financial Strategies, located in Plano, Texas, through which he has advised and continues to advise small and middle-market companies on matters of accounting, corporate finance, public reporting, due diligence, debt restructuring, and profit improvement and has served, on occasion, as an interim executive. From June 2007 to February 2008, Mr. Pilotte served as Chief Financial Officer of Omniflight Helicopters, an Addison, Texas based company providing air ambulance services nationwide. From October 2004 to June 2006, Mr. Pilotte served as Chief Financial Officer and Chief Operating Officer of Digital Recorders, Inc., a NASDAQ listed company headquartered in Dallas, Texas. Digital Recorders engages in the design, manufacture, and sale of digital telemetry equipment for public transportation systems and surveillance equipment for the military and law enforcement agencies. Prior to 2004, Mr. Pilotte held the positions of Chief Financial Officer, Corporate Controller, and Corporate Treasurer with public companies ranging from start-ups to $700 million in revenue corporations, including Axtive Corporation (NASDAQ), American Pad & Paper (AMEX), Cyrix/National Semiconductor (NASDAQ), and Baldor Electric Company (NYSE). Mr. Pilotte started his career with Arthur Andersen & Company in 1984.

Mr. Pilotte holds a bachelor’s degree in finance from the University of Florida, an MBA with concentrations in general management and accounting from the University of Houston, and has been a CPA in Texas since 1986. Mr. Pilotte is a member of CEO Netweavers and Financial Executives International; he serves as an accounting and reporting expert for investor information groups Evaluserve’s Circle of Experts and the Gerson Lehrman Group, and he is qualified as an “audit committee financial expert” as defined by the SEC.

Laird Q. Cagan, Director

Mr. Cagan, age 52, is a co-founder and, since 2001, has been Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank based in Cupertino, California. From 2004 to 2009, Mr. Cagan was a Managing Director of Chadbourn Securities, Inc., a FINRA licensed broker-dealer. In 2009, Chadbourn merged into Colorado Financial Service Corp. (“CFSC”), a FINRA-licensed broker-dealer and Placement Agent for our company, whereupon Chadbourn relinquished its broker-dealer license and Mr. Cagan became a Managing Director of CFSC. CFSC is not affiliated with CMCP. Mr. Cagan also continues to serve as President of Cagan Capital, LLC, a merchant bank he formed in 1990, the operation of which transitioned into CMCP. Mr. Cagan has served or serves on the Board of Directors of the following companies: Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development, and production of crude oil and natural gas resources (since 2004, where Mr. Cagan is also a co-founder and former Chairman); AE Biofuels, Inc., a bio-fuels company headquartered in Cupertino, California (from 2006 to 2008, where Mr. Cagan is also a co-founder); Real Foundations, Inc., a real estate-focused consulting firm (from 2000 to 2004); Burstein Technologies, a development stage medical devices company (from 2005 to 2006); WorldSage, Inc. (recently renamed Career College Holding Company, Inc.), a California- based public company that purchased a for-profit college in

Switzerland in October 2007 and subsequently sold that college in 2008 (since 2006); Fortes Financial Corporation, an Irvine, California-based mortgage bank (since 2007); TWL Corporation, a Carrollton, Texas-based publicly-traded workplace training and education company (from 2007 to 2008); and CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.), a Hartsdale, New York-based publicly-traded international energy company engaged in the business of oil and gas development, production and distribution in China and Nigeria (from 2007 to 2009); Global Carbon Group, LLC a San Francisco, California-based private company focused on preserving tropical rainforests in Latin America thru market mechanisms (since 2010 where Mr. Cagan is also founder and Chairman); Blue Earth, Inc., a Henderson, Nevada-based publicly-traded energy efficiency company (Chairman since 2011). Mr. Cagan attended M.I.T. and received his BS and MS degree in engineering, and his MBA, all from Stanford University. He is a former member of the Stanford University Athletic Board and founding Chairman of the SF Bay Chapter of the Young Presidents’ Organization.

Mr. Cagan brings to the Board of Directors extensive experience in raising capital and advising micro-cap companies on capital structure and strategy.

Affiliations

Other than ART, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with of our Company.

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

Board of Directors

The Company’s Board of Directors is comprised of its Chief Executive Officer, its President, and a director, each of whom are also a significant shareholder. The Company has no “independent directors” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market. The Company has no separate committees and all matters of corporate governance are addressed by the full Board of Directors. In matters involving the executive directors and their separate interests, the sole non-executive director casts the single vote. All members of the Board will serve until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until their retirement, resignation or removal.

The Board currently has neither a separate audit committee nor an “audit committee financial expert” as defined by applicable SEC rules. The Board is considering the establishment of a separate audit committee and, if established, will search for one or more qualified individuals to serve on the committee and as the Board’s “audit committee financial expert.”

Code of Ethics

Our Board of Directors has adopted a Code of Ethics covering all of our executive officers and key employees. A copy of our Code of Ethics is included as an exhibit to this Report and will be furnished, without charge, to any person upon written request. Requests should be sent to: Secretary, Calpian, Inc., 500 North Akard Street, Suite 2850, Dallas, TX 75201.

Indemnification

Our Bylaws provide that we must indemnify and hold harmless our directors, officers, and other persons referenced in our Certificate of Formation, as and to the extent permitted by the Texas Business Corporation Act. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Texas law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC.

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all parties complied during 2010 with the reporting requirements of Section 16(a) of the Exchange Act, except that, due to an administrative oversight, a report for Mr. Cagan covering warrants granted on August 5, 2010, was filed on October 10, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our current management in all capacities for the years ended December 31, 2010, 2009 and 2008. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total

Harold Montgomery, Chairman of the Board and Chief Executive Officer	2010	$75,000	$125,000	$0	$200,000
	2009	$0	$0	$0	$0
	2008	$0	$0	$0	$0

David Pilotte, Chief Financial Officer	2010	$120,090	$0	$0	$120,090
	2009	$0	$0	$0	$0
	2008	$0	$0	$0	$0

Craig Jessen, President and Director	2010	$75,000	$125,000	$0	$200,000
	2009	$0	$0	$0	$0
	2008	$0	$0	$0	$0

Messrs. Montgomery, Pilotte, and Jessen were appointed as executive officers on April 23, 2010, in connection with the change in control transaction discussed under Item 1 of this Report. Compensation amounts above reflect attaining certain milestones in the acquisition and development of the Company and its business plan, attaining certain financing milestones, and each person’s individual contributions. It also reflects only a partial year’s activity.

Though amounts paid to Mr. Pilotte were pursuant to an Independent Contractors Agreement dated April 23, 2010, all amounts accrued for Messrs. Montgomery and Jessen were discretionary and the payment of such amounts to Messrs. Montgomery and Jessen were deferred.

Mr. Dean, the sole officer of the Company immediately prior to such transaction, did not receive any compensation from the Company during the year ended December 31, 2010, and no termination or severance payments were made in connection with the change of control.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers but may do so in the future.

We are a party to an Independent Contractor’s Agreement, dated April 23, 2010, pursuant to which we have engaged David Pilotte to serve as our Chief Financial Officer. Pursuant to this agreement, Mr. Pilotte is paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month with additional time at quarter ends. Mr. Pilotte may bill us for any additional hours he may work at a rate of $275 per hour, subject to our prior written approval. The agreement had an initial term of three (3) months. During 2010, the Company paid Mr. Pilotte $121,090 for his services as Chief Financial Officer.

Subsequent to December 31, 2010, and effective February 1, 2011, the Company and Mr. Pilotte amended Mr. Pilotte’s engagement agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $18,000 to serve as the Company’s CFO and to provide certain financial advisory and other services to the Company on an approximately 60% full-time basis. In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program. Furthermore, the Company has agreed to award Mr. Pilotte, subject to Board approval, a Company equity interest representing not less than 200,000 shares of the Company’s $.001 par value restricted Common Stock or options exercisable therefore, vesting through 2015. The agreement is terminable by either party upon 60 days notice.

Outstanding Equity Awards

The Company’s Board of Directors has not adopted any equity incentive plans and there are no outstanding equity awards or options as of the date of this report.

Directors’ Compensation

During 2010, no separate compensation was paid to directors for their services as members of the Board of Directors. However, Laird Cagan, Director since April 2010, was awarded a $50,000 discretionary performance bonus. The Company has no formal bonus plan, and future bonuses, if any, will be at the discretion of the Board of Directors.

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice.

Other than for the services of Laird Cagan arranged through CMCP described above, we do not expect to pay the remaining directors separate compensation for their services as members of the Board of Directors in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Company by (a) each person or group who beneficially owns more than 5% of any class of our capital stock, (b) each of our executive officers and directors, and (c) all of our executive officers and directors as a group. The address for each person named below is c/o Calpian, Inc., 500 North Akard Street, Suite 2850, Dallas, Texas 75201.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them. All share figures give effect to the stock dividend of one share of our Common Stock for every one share of Common Stock outstanding paid on June 1, 2010 (the “Stock Dividend”).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock (1)	Series A Preferred Stock Beneficially Owned		Percentage of Series A Preferred Stock (8)
Harold Montgomery, Chairman of the Board and Chief Executive Officer	5,094,484	(2)	30.2%	2,500	(7)	8.8%
Craig Jessen, Director and President	3,300,000	(3)	19.5%	0		0.0%
Laird Q. Cagan, Director	2,891,626	(4)	17.1%	0		0.0%
John Liviakis	1,100,000	(5)	6.5%	0		0.0%
David Pilotte, Chief Financial Officer	0		0.0%	200		0.7%
All officers and directors as a group (4 persons)	11,286,110	(6)	66.8%	2,700	(7)	9.5%

(1)	Based on 16,885,584 shares of common stock issued and outstanding at March 18, 2011.
(2)	Comprised of: (i) 1,190,000 shares of our common stock owned directly by Harold Montgomery; (ii) 3,810,000 shares of our common stock held in an IRA fbo Mr. Montgomery; and (iii) 47,242 shares of our common stock owned by the Molly Ann Montgomery 1995 Trust and 47,242 shares owned by the Philip Graham Montgomery 1997 Trust, trusts for the benefit of Mr. Montgomery’s children for which Mr. Montgomery is trustee.
(3)	Comprised of shares of our common stock held in an IRA fbo Mr. Jessen.
(4)	Comprised of: (i) 1,675,000 shares of our common stock held in an IRA fbo Mr. Cagan; and (ii) 1,200,000 shares of our common stock held in an IRA fbo Mr. Cagan’s spouse; and (iii) 16,626 shares of our common stock issuable upon exercise of immediately exercisable warrants issued to Mr. Cagan.
(5)	Comprised of: (i) 514,760 shares of our common stock held by Mr. Liviakis; (ii) 485,240 shares of our common stock held in an IRA fbo Mr. Liviakis; and (iii) 100,000 shares of our common Stock held by Liviakis Financial Communications, Inc. Liviakis Financial Communications, Inc. is our public relations firm, and Mr. John Liviakis is its sole shareholder, President and Chief Executive Officer (see “Related Party Transactions” below).
(6)	Represents shares of our common stock beneficially held by Messrs. Montgomery, Jessen, Cagan, and Pilotte.
(7)	Comprised of 1,500 shares owned by Montgomery Investments, L.P. (the “LP”) and 1,000 shares owned by Montgomery Non-Exempt Marital Trust, utd 01/01/07 (the “Trust”). Mr. Montgomery is a limited partner in the LP. The general partner of LP is a member of Mr. Montgomery’s immediate family. Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust. Mr. Montgomery disclaims beneficial ownership of all of the foregoing securities except to the extent of his pecuniary interest therein.
(8)	Based on 28,386 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into one share of Common Stock, commencing May 27, 2011.

Equity Compensation Plan Information

The Company has no equity compensation plans and there were no outstanding stock options to purchase Common Stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investor Relations Agreement

On April 23, 2010, John Liviakis acquired beneficial ownership of 1,000,000 shares of our Common Stock (as adjusted to reflect the Stock Dividend) from the selling shareholders as a part of the change of control described above in Item 1 under “Organizational History”. Upon this issuance of shares, Mr. Liviakis became the beneficial owner of more than 5.0% of our issued and outstanding shares of Common Stock. On April 26, 2010, we engaged Liviakis Financial Communications, Inc. as our public relations firm pursuant to an agreement that expires on April 30, 2012. Pursuant to this agreement, and as sole compensation thereunder, we issued to Liviakis Communications, Inc. 100,000 shares of our Common Stock (as adjusted to reflect the Stock Dividend), which shares we valued at $75,000 based upon concurrent market quotes for the shares. Mr. Liviakis is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc.

Placement Agent Agreement

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a director of the Company and current beneficial owner of approximately 17.4% of the outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act, and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company is required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents are also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering. As a registered representative and principal of CFSC, Mr. Cagan was entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance, and Placement Agent Warrants due and owing to CFSC in connection with the Offering. The agreement is effective through April 30, 2012.

As a result of the placement agent services CFSC provided to the Company in connection with the August and September 2010 closings of our private placement of Series A Convertible Preferred Stock, the Company paid to CFSC $73,672 and issued to CSFC warrants to purchase an aggregate of 35,001 shares of Common Stock of the Company, of which Mr. Cagan received $55,547 and 16,626 warrants to purchase Company Common Stock.

Agreements with Management

Share Ownership

Laird Cagan, Harold Montgomery and Craig Jessen are the beneficial owners of approximately 17.4%, 30.6%, and 19.8%, respectively, of our outstanding Common Stock. All of these shares were purchased by these individuals from our original founders and certain other former shareholders at a price of approximately $0.01 per share (as adjusted to reflect the Stock Dividend).

In addition, Mr. Montgomery may be deemed to beneficially own approximately 23.9% of our outstanding preferred stock, comprised of 1,500 shares owned by Montgomery Investments, L.P. (the “LP”) and 1,000 shares owned by Montgomery Non-Exempt Marital Trust, utd 01/01/07, which shares were purchased from the Company on August 5, 2010 in the Company’s private placement of Series A Preferred at a price of $100 per share. Mr. Montgomery is a limited partner in the LP. The general partner of LP is a member of Mr. Montgomery’s immediate family. Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust. Mr. Montgomery disclaims beneficial ownership of all of the Series A Preferred securities except to the extent of his pecuniary interest therein.

Please refer to Part III Item 10 above for descriptions of the shareholders agreement between certain of the Company’s shareholders and Cagan Capital, LLC, a limited liability company managed and controlled by Mr. Cagan and the purchase agreements amongst our existing directors (and certain other shareholders) and the founders of Calpian.

Acquisition of Intangible Assets

On August 18, 2010, we entered into an agreement with ART pursuant to which ART sold us the “Calpian” trademark and domain name for $10,000. Pursuant to this agreement, we granted a limited, non-exclusive royalty free license of the “Calpian” name back to ART, solely for its use in connection with the administration of ART’s remaining residual ISO streams until such streams have expired. Mr. Harold Montgomery and Mr. Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. The purchase price was initially proposed by Mr. Montgomery based upon 1) his perceived value of the assets in the hands of others (i.e. potential marketable value), 2) tempered by the ease, or difficulty, in adopting the assets for uses other than acquiring residual portfolios; and 3) further tempered by the length of time the name had been inactive in the marketplace. The ultimate purchase price for these assets was negotiated at arm’s length between Messrs. Montgomery and Jessen, on the one hand, and Mr. Cagan as sole disinterested Company director, on the other hand, and was approved by the disinterested Board of Directors as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

Corporate Offices

Our corporate offices, comprised of approximately 6,000 square feet of office space, are being provided to us on a month-to-month basis through a sublessee with ART, an entity owned and controlled by Messrs. Montgomery and Jessen, each of whom are officers, directors, and controlling shareholders of our Company. The lease rate for the space is $3,000 per month. During 2010, the Company accrued $18,000 in rent payable to ART pursuant to the sublease.

Transaction World Magazine

Due to its strategic value in marketing the Company to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s net expenses beginning in March 2011. Such expenses are estimated to be approximately $30,000 per month. Transaction World Magazine, Inc. is a wholly owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART.

Acquisition of Residual Portfolios

Pursuant to a Residual Purchase Agreement (the “CRPV Purchase Agreement”) between the Company and Calpian Residual Partners V, L.P. (“CRPV”) dated December 31, 2010, the Company acquired CRPV’s right to receive certain merchant residual payments that will, commencing as of the closing of the transaction, generate monthly residual payments (the “CRPV Residuals”). The Company’s first payments were received beginning in January 2011. In exchange for the residuals, the Company paid to CRPV a cash amount equal to $1,134,564. CRPV is required to maintain in full force and effect a merchant customer services contract with a third party with respect to the CRPV Residuals acquired by the Company. The CRPV Purchase Agreement also contains other customary terms, including, but not limited to, customary representations and warranties, covenants, confidentiality terms, and indemnification provisions. Mr. Harold Montgomery and Mr. Craig Jessen, both of whom are directors, executive officers, and controlling shareholders of the Company, are founders, controlling shareholders, directors, and executive officers of CRPV. As a result, Messrs. Montgomery and Jessen may be deemed to have a direct material interest in the transactions under the CRPV Purchase Agreement. The purchase price was equal to the outstanding debt obligation of CRPV to its lender who held a lien against the residual portfolio asset.

Management Advisory Agreement

The Company and Cagan McAfee Capital Partners, LLC (“CMCP”) entered into an Advisory Agreement, dated January 1, 2011, pursuant to which CMCP agreed to serve as the Company’s nonexclusive management advisor. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $14,500 for management work commencing on January 1, 2011 and continuing through December 31, 2013. In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMPC under the Advisory Agreement. Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors and is a significant shareholder of the Company. As a result, Mr. Cagan may be deemed to have a direct material interest in the transactions under the Advisory Agreement.

Transactions with Prior Management

Mr. Dean has advanced funds to us for legal, audit, filing fees, general office administration, and cash needs. As of December 31, 2009, Mr. Dean had advanced us $27,100 for our benefit. This amount was repaid in full in March 2010. The obligations to Mr. Dean did not bear interest, and there was no written agreement evidencing the advancement of funds by Mr. Dean or the repayment of the funds to Mr. Dean.

Prior to the change in control of our Company that occurred on April 23, 2010, our executive, administrative and operating offices were located at Mr. Dean’s home residence. Mr. Dean provided space for our operations free of charge. There was no written agreement evidencing this arrangement.

Mr. Dean developed the concepts behind the first line of six toy characters that the Company had intended to offer for sale. Mr. Dean assigned any intellectual property rights that he may have had in that line of characters to the Company on April 23, 2010.

Board of Directors

The Company has three persons serving as directors on our Board of Directors, namely, Harold Montgomery, Craig Jessen, and Laird Q. Cagan. Pursuant to our Bylaws, our directors are elected at the annual meeting of our shareholders, and once appointed serve until their successors are elected and qualified, until their prior death, resignation, or until removed from office in accordance with our Bylaws. Our Bylaws provide that the number of directors on our Board of Directors shall be fixed and changed from time to time by resolution of our Board of Directors or by the vote of our shareholders.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. We currently do not have any Board committees.

Director Independence

Because our Common Stock currently is not traded on any national securities exchange or other major trading system, we are not subject to any standards regarding the “independence” of our directors. None of the members of our Board of Directors is “independent” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2010, we incurred fees and expenses of $12,511 with Whitley Penn LLP (“WP”) and $2,500 with Rosenberg Rich Baker Berman and Company, PA (“RRBB”), the Company’s predecessor accountants. Such fees were for the performance of the annual audit for year ending December 31, 2009, and for review of quarterly financial statements included in our Forms 10-Q during 2010. During 2009, we incurred aggregate fees and expenses of $14,500 from RRBB. Such fees were for the performance of the annual audit for year ending December 31, 2008, and for review of quarterly financial statements included in our Forms 10-Q during 2009.

Audit-Related Fees

No audit-related services were provided by either WP or RRBB during 2010 or 2009.

Tax Fees

No tax advisory services were provided by either WP or RRBB during 2010 or 2009.

All Other Fees

No other services were provided by either WP or RRBB during 2010 or 2009.

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by WP and RRBB for 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS

The following documents are furnished as exhibits to this Form 10-K.

Number	Date	Exhibit

3.1	n/a	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc. (1)

3.2	n/a	Bylaws. (1)

3.3	n/a	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (2)

3.4	n/a	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (6)

3.5	n/a	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc. (7)

4.1	n/a	Specimen Common Stock Certificate. (1)

4.2	n/a	Common Stock Warrant, form of. (6)

10.0	April 23, 2010	Purchase Agreement, form of (to purchase outstanding shares of the Company’s Common Stock from selling shareholders). (4)

10.2	April 23, 2010	Shareholders’ Agreement between certain of the Company’s shareholders and Cagan Capital, LLC. (4)

10.3	November 1, 2010	Amended Lock-up Agreement, form of. *

10.4	March 30, 2011	Amendment #1 to Independent Contractor’s Agreement by and between the Company and David Pilotte. *

10.5	April 23, 2010	Consulting Agreement by and between the Company and Liviakis Financial Communications, Inc. (5)

10.6	April 30, 2010	Engagement Agreement by and between the Company and Colorado Financial Service Corporation. (4)

10.7	August 5, 2010	Subscription Agreement, form of (to purchase Series A Convertible Preferred Stock). (6)

10.8	August 18, 2010	Trademark Assignment between the Company and ART Holdings, Inc. (8)

10.9	December 31, 2010	Form of $3MM Offering Note and Warrant Subscription Agreement. (9)

10.10	December 31, 2010	Form of $3MM Offering Note. (9)

10.11	December 31, 2010	Form of $3MM Offering Warrant Agreement. (9)

10.12	December 31, 2010	Form of $2MM Offering Note and Warrant Subscription Agreement. (9)

10.13	December 31, 2010	Form of $2MM Offering Note. (9)

Number	Date	Exhibit

10.14	December 31, 2010	Form of $2MM Offering Warrant Agreement. (9)

10.15	December 31, 2010	Residual Purchase Agreement, dated December 31, 2010, by and between the Company and Calpian Residual Partners V, L.P. +*

10.16	January 1, 2011	Advisory Agreement, dated January 1, 2011, by and between the Company and Cagan McAfee Capital Partners, LLC. (9)

10.17	January 7, 2011	Residual Purchase Agreement, dated January 7, 2011, by and between the Company and First Alliance Payment Processing, Inc. +*

10.18	January 25, 2011	Residual Purchase Agreement, dated December 31, 2010, as amended January 25, 2011, by and between the Company and Cooper and Schifrin, LLC. +*

14.1	December 31, 2009	Code of Ethics for Financial Executives. (3)

31.1	March 31, 2011	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	March 31, 2011	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	March 31, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	March 31, 2011	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.
+

Confidential treatment has been requested for portions of this exhibit and such portions have been filed separately with the Commission. The copy filed herewith omits the information for which confidential treatment has been requested and replaces it with [***].

(1)	Filed as an exhibit on Form SB-2 filed with the Commission on October 18, 2007.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 7, 2010.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(5)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 27, 2010.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on August 9, 2010.
(7)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on September 8, 2010.
(8)	Filed as an exhibit to Amendment No. 2 to Form 10-12G filed with the Commission on August 24, 2010.
(9)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.

By:	/s/ Harold H. Montgomery
Harold H. Montgomery
Chairman of the Board,
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold H. Montgomery	Chairman of the Board, Chief Executive Officer, and Secretary (Principal Executive Officer)	March 31, 2011
Harold H. Montgomery

/s/ David N. Pilotte	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
David N. Pilotte

/s/ Craig A. Jessen	President and Director	March 31, 2011
Craig A. Jessen

/s/ Laird Q. Cagan	Director	March 31, 2011
Laird Q. Cagan