Form 10-Q
period 2011-03-31
Calpian, Inc.
filed 2011-05-16
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File No. 000-53997

CALPIAN, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Akard Street, Suite 2850

Dallas, TX 75201

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(214) 758-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of May 16, 2011 was 16,885,584.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALPIAN, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets
Cash and equivalents	$591,751	$1,735,521
Prepaid insurance	6,522	16,304
Other current assets	25,162	11,500

Total current assets	623,435	1,763,325

Non-Current Assets
Residual portfolios acquired, net	3,115,613	1,642,064
Intangible assets acquired, at cost	10,000	10,000

Total assets	$3,749,048	$3,415,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Deferred compensation of officers, directors, and executives	$480,000	$480,000
Accrued expenses payable to officers, directors, and affiliates	306,164	214,916
Accrued expenses	45,148	8,306
Accounts payable	35,373	23,518
Interest payable	15,500	33,194
Note payable	—	10,617

Total current liabilities	882,185	770,551

Subordinated notes payable	1,550,000	1,550,000
Discount on subordinated notes payable	(653,983)	(755,746)

Long-term debt	896,017	794,254

Commitments and contingencies

Shareholders’ Equity
Series A Convertible Preferred Stock, par value $0.001, liquidation preference of $100 per share, 100,000 shares authorized, 23,836 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	2,215,356	2,215,356
Common stock, par value $0.001, 200,000,000 shares authorized, 16,885,584 and 16,674,140 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	16,885	16,674
Additional paid-in capital	1,843,801	1,209,680
Accumulated deficit	(2,105,196)	(1,591,126)

Total shareholders’ equity	1,970,846	1,850,584

Total liabilities and shareholders’ equity	$3,749,048	$3,415,389

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010

Revenues	$425,777	$—

Costs of revenues
Amortization of residual portfolios acquired	133,283	—
Publishing and distribution costs	25,710	—
Other	96,383	—

Total costs of revenues	255,376	—

Gross profit	170,401	—

Operating expenses
General and administrative	543,083	16,851

Total operating expenses	543,083	16,851

Operating loss	(372,682)	(16,851)

Amortization of discount on subordinated notes payable	101,763	—
Interest expense, net	39,625	—
Other income	—	(430)

Total other (income) expenses	141,388	(430)

Loss before taxes	(514,070)	(16,421)

Provision for income taxes	—	—

Net loss	$(514,070)	$(16,421)

Loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	16,830,850	20,000,000

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR PERIOD FROM DECEMBER 31, 2010 THROUGH MARCH 31, 2011

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	23,836	$2,215,356	16,674,140	$16,674	$1,209,680	$(1,591,126)	$1,850,584

Acquisition of residual portfolios			211,444	211	634,121		634,332
Net loss						(514,070)	(514,070)

Balance, March 31, 2011	23,836	$2,215,356	16,885,584	$16,885	$1,843,801	$(2,105,196)	$1,970,846

The accompanying footnotes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(514,070)	$(16,421)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of residual portfolios acquired	133,283	—
Amortization of discount on subordinated notes payable	101,763	—
Changes in operating assets and liabilities:
Increase in accrued expenses payable to officers, directors, and affiliates	91,248	—
Increase in accrued expenses	36,842	—
Increase (decrease) in accounts payable	11,855	(2,000)
Decrease in prepaid insurance	9,782	—
Decrease in other current liabilities	—	(330)
Increase in other current assets	(13,662)	—
Decrease in interest payable	(17,694)	—

Net cash used in operating activities	(160,653)	(18,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(972,500)	—

Net cash used in investing activities	(972,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder advances	—	(27,100)
Payments on note payable	(10,617)	—

Net cash provided by financing activities	(10,617)	(27,100)

Decrease in cash and equivalents	(1,143,770)	(45,851)
Cash and equivalents, beginning of period	1,735,521	93,879

Cash and equivalents, end of period	$591,751	$48,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$64,318	$—

Income taxes paid	$—	$—

Non-cash transactions:
Common stock issued for acquisition of residual portfolios	$634,332	$—

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we will refer to Calpian. Inc. as “Calpian” “Company,” “we,” “us” and “our.” Calpian was incorporated in 2006. The Company’s $.001 par value common stock (“Common Stock”) trades on the OTCQB® under the symbol “CLPI.OB”.

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

(1) BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim financial statements and related notes of Calpian, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.

The year-end Balance Sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

Development Stage / Going Concern Uncertainty

During 2010, the Company was in the development stage with no revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements for 2010 represent the amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05, “Development Stage Entities.”

The Company has accumulated deficits totaling of $2,105,196 since inception (May 30, 2006). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available to the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

(2) SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the three months ended March 31, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

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

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” At March 31, 2011, the expected amortization period is between 10 and 12 years, and no residual value is likely.

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment was recorded for the three months ended March 31, 2011.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the carrying values of cash and cash equivalents, prepaid expenses, and other current assets, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at March 31, 2011, and December 31, 2010, due to their short maturities. We believe the carrying value of our shareholder advances and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2011, and December 31, 2010.

Revenue Recognition

The Company recognizes revenue from its residual portfolios based upon actual cash receipts from residual portfolios acquired and advertising revenue in Transaction World Magazine based upon publication date. The Company had no advertising revenue for the three months ended March 31, 2011.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260-10-55, “Earnings per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of our Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares Common Stock outstanding plus all potentially dilutive securities outstanding during the period. Such potentially dilutive securities consist of convertible preferred stock, non-vested restricted shares, and warrants.

In calculating EPS for the three months ended March 31, 2011, no recognition was given to 2,383,600 potentially dilutive convertible preferred shares and warrants exercisable for 642,501 shares of our Common Stock. Due to the net loss applicable to common shareholders in the three months ended March 31, 2011, such securities would have been anti-dilutive. There were no potentially dilutive securities outstanding in the three months ended March 31, 2010.

In the event of stock dividends and stock splits, the weighted average number of shares outstanding used in computing basic and fully diluted earning per share are adjusted retroactively for all periods presented. Accordingly, the weighted average number of shares outstanding used in computing earnings per share for the three months ended March 31, 2010, have been adjusted to reflect the stock dividend of June 1, 2010. See “Stock Dividend” hereafter in this note (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Stock Dividend

On May 12, 2010, the Board of Directors of the Company approved and declared a stock dividend of one share of Company Common Stock for every one share of Common Stock outstanding, to be issued to holders of record as of May 31, 2010, and paid on June 1, 2010. The stock dividend was effected in the form of a two-for-one stock split. All references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the dividend.

Warrants

Warrants are accounted for in accordance with ASC 505-10 “Costs of an Equity Transaction.” The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

Transaction World Magazine

Due to its strategic value in marketing the Company to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s expenses, net of advertising revenue, beginning in March 2011. Such expenses are estimated to be approximately $30,000 per month. Transaction World Magazine, Inc. is a wholly owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly controlled entity.

(3) RESIDUAL PORTFOLIOS ACQUIRED

During the three months ended March 31, 2011, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $972,500 in cash and issued an aggregate of 211,444 share of Common Stock valued at $634,332. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisified or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) NOTE PAYABLE

On June 8, 2010, the Company entered into a promissory note with a non-affiliated third party in the amount of $31,303 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,580 per month through March 2011.

(5) LONG TERM DEBT

On December 31, 2010, the Company issued $1,550,000 in subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but will be subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and November 2012. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding (see additional discussion of the warrants under note (6) CAPITAL STOCK herein).

In connection with the issuance of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire 582,500 shares of our $.001 par value common stock valued at $755,746 using the Black-Scholes model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under (6) CAPITAL STOCK.

(6) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “CLPI.OB.”

At March 31, 2011, the Company had 200,000,000 shares of Common Stock authorized and 16,885,584 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have preferred shares outstanding that are convertible into 2,383,600 shares of our Common Stock and we have issued warrants to purchase 642,501 shares of our Common Stock (see “Preferred Stock” and “Warrants” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended. See note (9) SUBSEQUENT EVENTS herein where we describe the adoption of the 2011 Equity Incentive Plan.

Preferred Stock

At March 31, 2011, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”).

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

At March 31, 2011, the Company had 23,836 shares of Series A Preferred stock issued and outstanding. The Company’s Board of Directors may further designate shares of Preferred Stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the holders of the Preferred Stock could have preferential rights to receive a liquidating distribution for their shares prior to any distribution to the holders of the Common Stock.

Warrants

During 2010, in connection with the issuances of Series A Preferred and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of 642,501 shares of Common Stock. The exercise price of the warrants range from $1.00 to $2.00 (weighted average of $1.13) and expire 5 years from the date of grant.

(7) INCOME TAXES

At March 31, 2011, the Company had approximately $558,000 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2026. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

(8) RELATED PARTIES

Deferred Compensation of Officers, Directors, and Executives

Salaries and wages of $150,000 and bonuses of $330,000 (combined, $480,000) represents 2010 cash salaries and bonuses of our officers, directors, and executives, the payment of which has been deferred until sufficient cash is available as determined and approved by the Board of Directors.

Accrued Expenses Payable to Officers, Directors, and Affiliates

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, provided the Company during its startup period with office space and certain support services including telecomunications, health and life insurance benefits, rent, and office expenses. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At March 31, 2011, such expenses totaled $134,648 reflecting approximately nine months of such expenses.

At March 31, 2011, $171,516 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

Management Advisory Agreement

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

Engagement of Chief Financial Officer

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement engaging David Pilotte to serve as the Company’s Chief Financial Officer. Pursuant to the agreement, Mr. Pilotte was paid a retainer of $7,200 per month, plus reasonable and documented expenses, for approximately 24 hours per month. Any additional hours were billed at a rate of $275 per hour, subject to written pre-approval by the Company.

Effective February 1, 2011, the Company and Mr. Pilotte amended Mr. Pilotte’s engagement agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $18,000 to serve as the Company’s CFO and to provide certain financial advisory and other services to the Company on an approximately 60% full-time basis. In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program. The agreement is terminable by either party upon 60 days notice. Furthermore, on April 13, 2011, the Company awarded Mr. Pilotte stock options exercisable for 200,000 shares of the Company’s $.001 par value restricted Common Stock with vesting through 2015.

(9) SUBSEQUENT EVENTS

Adoption of 2011 Equity Incentive Plan

On April 13, 2011, the Board of Directors of Calpian, Inc. (the “Company”) adopted the Company’s 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”). The purposes of the 2011 Equity Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company.

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of common stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the 2011 Equity Incentive Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021.

Establishment of Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios. Under the terms of the credit facility, the Company must borrow at least $2 million within the first 90 days and can borrow the remainder in up to three additional draws within 12 months of the initial draw. When drawn, the promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principle is due within 24 months of closing, with an option to extend for an additional 12 months. The credit facility includes up to a 4% prepayment penalty if amounts borrowed are repaid within the first 12 months, and is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, and issued the lender warrants to acquire 804,467 shares of its Common Stock at $1.00 per share. The warrants expire in five years and shares acquired by exercise of the warrants have “piggy back” registration rights. The credit facility also contains representations, warranties, conditions, confidentiality terms, indemnification provisions and covenants that are typical for this type of credit facility, including that the Company maintain minimum cash balances and EBITDA amounts and generate minimum revenue, each measured monthly. In addition, before the Company can make the initial draw on the facility, an outstanding prior commitment of $1.0 million in subordinated debt issued under the Company’s $3 Million Subordinated Debt Offering must be collected. The lender has indicated a willingness to expand the credit facility under circumstances yet to be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, including the audited financial statements and notes included therein, and (ii) in our registration statement on Form 10 filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company advertises in industry trade journals to inform the ISO industry of its acquisition capabilities, including Transaction World Magazine (a wholly-owned subsidiary of ART), and underwrites each potential deal using its own internal processes.

Liquidity and Capital Resources

In 2010, we raised approximately $3.9 million in net proceeds from the private placement of preferred shares and subordinated debt, and proceeds were used to acquire residual portfolios and for general working capital. We also obtained a pledge for an additional $1.0 million in subordinated debt offered under the $3 Million Sudordinated Debt Offering to be funded as requested by the Company to fund additional acquisitions of residual portfolios.

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios, and the lender has indicated a willingness to expand the credit facility under circumstances yet to be determined.

The Company expects to use the additional $1.0 million in subordinated debt and the $8.0 million credit facility to acquire additional residual portfolios, which the Company anticipates will generate sufficient cash flow to sustain its operations for the foreseeable future. Though we are in discussions with multiple parties to acquire residual portfolios, no assurance can be given that the Company will be able to complete such acquisitions on terms it deems acceptable.

Near-term Liquidity

The use of proceeds from the issuance of subordianted debt and borrowings under the credit faciltiy are limited to acquiring residual portfolios, and are not available for general working capital. During January and February 2011, the Company collected its first revenue and invested an additional $1.6 million to acquire residual portfolios. Cash inflows from existing residual portfolios acquired in December 2010 and January 2011 total approximately $140,000 per month. Concurrent with collecting its first revenue, the Company increased its cash expenses to approximately $220,000 per month. Combined, the expected cash flow from acquired residual portfolios and the increase in cash expenses bring the Company nearer, but still short of, being cash flow positive on an operating basis. Based upon cash on hand at March 31, 2011 of $591,751, and expected cash flows from the existing residual portfolios, if no additional financing for general working capital is raised, the Company could run out of cash by mid-year 2011. The Company has considered various means of reducing its current rate of cash expenditures including restructuring certain marketing efforts, temporarily reducing its distribution of Transaction World Magazine, and temporaily deferring a portion of executive compensation. Combined, and when fuly implemented, these measures are expected to reduce cash expenditures by approximately $80,000 per month and extend the Company’s sustainability period to year end 2011. These factors raise substantial doubt about our ability to continue as a going concern and the financial statements herein do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, and in our registration statement on Form 10, filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010, and elsewhere in this document. See “Cautionary Notice Regarding Forward Looking Statements” above.

Material Changes in Financial Condition

Cash and Equivalents

During the three months ended March 31, 2011, the Company used cash proceeds from the December 31, 2010, closings of subordinated debt and other funds on hand at December 31, 2010, to acquire additional residual portfolios as previously reported by the Company on Current Reports on Form 8-K filed with the SEC on January 12 and January 31, 2011.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Such expenses include:

•

$134,648 payable to ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, for providing the Company during its startup period with office space and certain support services including telecomunications, health and life insurance benefits, rent, and general office expenses. Beginning in February 2011, the Company started paying all such expenses except life insurance directly to the applicable vendors. As such, the increase of $25,948 since December 31, 2010, reflects an additional three months of life insurance and one month of the remaining expense items.

•

$171,516 payable to officers, directors and their affiliates in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company and advisory fees payable to Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The increase of approximately $69,000 since December 31, 2010, includes $43,500 of CMCP advisory fees that began effective January 1, 2011, and other routine amounts.

There have been no other material changes in the Company’s financial condition since December 31, 2010.

Comparison of Three-Months Ended March 31, 2011 and 2010

Revenues in the three months ended March 31, 2011, reflect cash collections on residual portfolios previously acquired. Costs of revenue include the amortization of residual portfolios acquired, publishing and distribution costs of Transactions World Magazine, and other costs including portfolio acquisition costs of $18,549 (primarily legal fees), processor application fees of $20,000, marketing under our “leads-to-cash” program of $38,821, and servicing costs of merchant contracts acquired of $14,850. No revenues or costs of revenues were recorded during the three months ended March 31, 2010.

Operating expenses during the three months ended March 31, 2011 and 2010, were comprised entirely of general and administrative expenses. General and administrative expenses of $543,083 for the three months ended March 31, 2011, were significantly larger than the $16,851 incurred in same period in 2010 due to the Company’s commencement of operations under its new business model during the second quarter of 2010.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no changes during the quarter in management’s assessment of the market risk we face in our operations.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011, that materially affected, either positively or negatively, our internal control over financial reporting.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.1	Registration Rights Agreement, dated April 28, 2011, between Calpian, Inc. and HD Special-Situations II, LP (3)
10.1	Warrant dated April 28, 2011, to acquire up to 804,467 shares of Common Stock (3)
10.2	Note Purchase Agreement, dated April 28, 2011, between Calpian, Inc. and HD Special-Situations II, LP (3)
10.3	Form of 16% Senior Secured Term Note (3)
10.4	Security Agreement, dated April 28, 2011, between Calpian, Inc. and HD Special-Situations II, LP (3)
10.5	Amendment #1, dated March 30, 2011, to Independent Contractor’s Agreement by and between the Company and David Pilotte (1)
10.6	Advisory Agreement, dated January 1, 2011, by and between the Company and Cagan McAfee Capital Partners, LLC (2)
10.7	Residual Purchase Agreement, dated January 7, 2011, by and between the Company and First Alliance Payment Processing, Inc + (1)
10.8	Residual Purchase Agreement, dated December 31, 2010, as amended January 25, 2011, by and between the Company and Cooper and Schifrin, LLC +(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith.
+

Confidential treatment has been requested for portions of this exhibit and such portions have been filed separately with the Commission. The copy filed herewith omits the information for which confidential treatment has been requested and replaces it with [***].

(1)	Filed as an exhibit to Form 10-K filed with the SEC on March 31, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2011.
(3)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on May 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2011

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer