Form 10-Q
period 2011-06-30
Calpian, Inc.
filed 2011-08-11
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 000-53997

CALPIAN, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	20-8592825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Akard Street, Suite 2850

Dallas, TX 75201

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(214) 758-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of August 11, 2011, was 19,291,492.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALPIAN, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$233,068	$1,735,521
Prepaid insurance	44,642	16,304
Other current assets	5,290	11,500

Total current assets	283,000	1,763,325

Non-Current Assets
Residual portfolios acquired, net	2,992,152	1,642,064
Deferred financing costs	2,042,956	—
Intangible assets acquired, at cost	10,000	10,000

Total assets	$5,328,108	$3,415,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Deferred compensation of officers, directors, and executives	$480,000	$480,000
Accrued expenses payable to officers, directors, and affiliates	330,820	214,916
Accrued payroll	104,995	—
Accounts payable	94,881	23,518
Note payable	29,626	10,617
Accrued expenses	20,588	8,306
Interest payable	15,500	33,194

Total current liabilities	1,076,410	770,551

Subordinated notes payable	1,550,000	1,550,000
Discount on subordinated notes payable	(552,220)	(755,746)

Long-term debt	997,780	794,254

Commitments and contingencies

Shareholders’ Equity
Series A Convertible Preferred Stock, par value $0.001, liquidation preference of $100 per share, 100,000 shares authorized, 23,836 shares issued and outstanding at December 31, 2010	—	2,215,356
Common stock, par value $0.001, 200,000,000 shares authorized, 19,269,184 and 16,674,140 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	19,269	16,674
Additional paid-in capital	6,098,727	1,209,680
Accumulated deficit	(2,864,078)	(1,591,126)

Total shareholders’ equity	3,253,918	1,850,584

Total liabilities and shareholders’ equity	$5,328,108	$3,415,389

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Residual portfolio revenues	$419,143	$—	$844,919	$—
Advertising revenues	11,000	—	11,000	—

	430,143	—	855,919	—

Costs of revenues
Amortization of residual portfolios acquired	123,461	—	256,744	—
Publishing and distribution costs	43,150	—	47,916	—
Portfolio acquisition costs	38,213	—	118,189	—
Portfolio servicing costs	14,850	—	32,200	—
Other	—	—	20,000	—

Total costs of revenues	219,674	—	475,049	—

Gross profit	210,469	—	380,870	—

Operating expenses
General and administrative	522,655	296,931	1,064,758	313,782

Total operating expenses	522,655	296,931	1,064,758	313,782

Operating loss	(312,186)	(296,931)	(683,888)	(313,782)

Amortization of deferred financing costs	291,851	—	291,851	—
Amortization of discount on subordinated notes payable	101,763	—	203,526	—
Interest expense, net	51,882	671	91,507	671
Other (income) expense	1,200	—	2,180	(430)

Total other (income) expenses	446,696	671	589,064	241

Loss before taxes	(758,882)	(297,602)	(1,272,952)	(314,023)

Provision for income taxes	—	—	—	—

Net loss	$(758,882)	$(297,602)	$(1,272,952)	$(314,023)

Loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	17,776,160	16,623,865	17,306,116	18,302,606

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR PERIOD FROM DECEMBER 31, 2010 THROUGH JUNE 30, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	23,836	$2,215,356	16,674,140	$16,674	$1,209,680	$(1,591,126)	$1,850,584

Acquisition of residual portfolios			211,444	211	634,121		634,332
Equity awards to management					30,786		30,786
Warrants issued to lender					2,011,168		2,011,168
Conversion of Series A Preferred	(23,836)	(2,215,356)	2,383,600	2,384	2,212,972		—
Net loss						(1,272,952)	(1,272,952)

Balance, June 30, 2011	—	$—	19,269,184	$19,269	$6,098,727	$(2,864,078)	$3,253,918

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,272,952)	$(314,023)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of residual portfolios acquired	256,744	—
Amortization of discount on subordinated notes payable	203,526	—
Amortization of deferred financing costs	291,851	—
Equity awards to management	30,786	—
Stock issued for services	—	75,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid insurance	4,896	(4,566)
Decrease (increase) in other current assets	6,210	(1,500)
Increase in accrued expenses payable to officers, directors, and affiliates	115,904	—
Increase in accrued payroll	104,995	—
Increase in accounts payable	71,363	220,763
Increase (decrease) in accrued expenses	12,282	(330)
Decrease in interest payable	(17,694)	—

Net cash used in operating activities	192,089	(24,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(972,500)	—

Net cash used in investing activities	(972,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder advances	—	(27,100)
Payments on note payable	(14,225)	—
Deferred financing costs	323,639	(30,000)

Net cash used in financing activities	337,864	(57,100)

Decrease in cash and equivalents	(1,502,453)	(81,756)
Cash and equivalents, beginning of period	1,735,521	93,879

Cash and equivalents, end of period	$233,068	$12,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$111,012	$—

Income taxes paid	$—	$—

Non-cash transactions:
Warrants issued in connection with senior debt	$2,011,168	$—
Common stock issued for acquisition of residual portfolios	$634,332	$—
Insurance premium financed with notes payable	$33,234	$—

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

The year-end Balance Sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has accumulated deficits totaling of approximately $2.9 million since inception (May 30, 2006). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available to the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

(2) SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the three months ended June 30, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

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

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” At June 30, 2011, the expected amortization period is between 10 and 12 years, and no residual value is likely.

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment was recorded for the three and six-month periods ended June 30, 2011.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the carrying values of cash and cash equivalents, prepaid expenses, and other current assets, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at June 30, 2011, and December 31, 2010, due to their short maturities. We believe the carrying value of note payable and subordinated notes payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2011, and December 31, 2010.

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

In calculating EPS for the three and six months ended June 30, 2011, no recognition was given to 23,836 potentially dilutive convertible preferred shares (outstanding only until May 27, 2011, when they automatically converted into 2,383,600 shares of Common Stock) and warrants and options exercisable for 1,646,968 shares of our Common Stock. Due to the net loss applicable to common shareholders in the three and six months ended June 30, 2011, such securities would have been anti-dilutive. There were no potentially dilutive securities outstanding in the three and six months ended June 30, 2010.

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

Warrants and Options

Warrants and Options are accounted for in accordance with ASC 505-10 “Costs of an Equity Transaction.” The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

Transaction World Magazine

Due to its strategic value in marketing the Company to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s expenses, net of advertising revenue, beginning in March 2011. Such expenses averaged approximately $27,000 per month from March through June 30, 2011. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity.

(3) RESIDUAL PORTFOLIOS ACQUIRED

No residuals portfolios were acquired during the three months ended June 30, 2011. During the six months ended June 30, 2011, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $972,500 in cash and issued an aggregate of 211,444 shares of Common Stock valued at $634,332. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) NOTE PAYABLE

On June 3, 2011, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,234 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,801 per month through March 2012.

(5) LONG-TERM DEBT

Subordinated Debt

On December 31, 2010, the Company issued $1,550,000 in subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but will be subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and November 2012. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding. See additional discussion of the warrants under Note (6) Capital Stock, herein.

In connection with the issuance of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire up to 582,500 shares of our $.001 par value common stock valued at $755,746 using the Black-Scholes option pricing model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under Note (6) Capital Stock, herein.

Acquisition Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios. Under the terms of the credit facility, the Company must borrow at least $2 million within the first 90 days and can borrow the remainder in up to three additional draws within 12 months of the initial draw. When drawn, the promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principle is due within 24 months of closing, with an option to extend for an additional 12 months. The credit facility includes up to a 4% prepayment penalty if amounts borrowed are repaid within the first 12 months, and is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, paid the lender and third parties administrative fees and expenses totaling $43,639, and issued the lender warrants to acquire up to 804,467 shares of its Common Stock at $1.00 per share. The warrants, valued at $2,011,168 using the Black-Scholes option pricing model, were recorded as a part of the “Deferred Financing Costs” on the Balance Sheet at June 30, 2011, and are being amortized over the 24-month life of the underlying credit facility. The warrants expire in five years and shares acquired by exercise of the warrants have “piggy back” registration rights. The credit facility also contains representations, warranties, conditions, confidentiality terms, indemnification provisions and covenants that are typical for this type of credit facility, including that the Company maintain minimum cash balances and EBITDA amounts and generate minimum revenue, each measured monthly. The lender has indicated a willingness to expand the credit facility under circumstances yet to be determined. There were no amounts outstanding under the acquisition credit facility at June 30, 2011.

(6) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the OTCQB® under the trading symbol “CLPI.OB.”

At June 30, 2011, the Company had 200,000,000 shares of Common Stock authorized and 19,269,184 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have issued warrants and options to purchase 1,646,968 shares of our Common Stock (see “Preferred Stock” and “Warrants” and “Options” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended, although the Common Stock issuable upon exercise of the warrants to acquire up to 804,467 shares of the Company’s Common Stock that are held by the lender described in Note 5, “Long-Term Debt,” have “piggy back” registration rights. See Note 9, “Subsequent Events,” herein where we describe the adoption of the 2011 Equity Incentive Plan, and Note 5, “Long-Term Debt,” herein where we describe the Acquisition Credit Facility.

Preferred Stock

At June 30, 2011, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”).

Series A Convertible Preferred Stock

On June 1, 2010, the Company designated 100,000 shares of its Preferred Stock as “Series A” Convertible Preferred Stock (“Series A Preferred”). At December 31, 2010, the Company had 23,836 shares of Series A Preferred outstanding and, on May 27, 2011, all such shares converted into 2,383,600 shares of Common Stock and the rights and preferences of the Series A Preferred were of no further effect.

Warrants

During 2010, in connection with the issuances of Series A Preferred and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of up to 642,501 shares of Common Stock. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.13) and expire 5 years from the date of grant.

During 2011, in connection with obtaining an $8.0 million acquisition credit facility the Company issued warrants exercisable for up to 804,467 shares of Common Stock to the lender. See Note 5 “Long-Term Debt” for additional details of the warrants.

Options

2011 Equity Incentive Plan

On April 13, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan was subsequently approved by shareholders at the Annual Meeting of Shareholders on June 7, 2011.

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the 2011 Equity Incentive Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using Black-Scholes option pricing model and included in General and Administrative expenses in the Statement of Operations. During the three months ended June 30, 2011, $30,786 of expense was recognized in connection with equity awards granted pursuant to the Plan.

(7) INCOME TAXES

At June 30, 2011, the Company had approximately $1,317,000 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

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

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, provided the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and office expenses. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At June 30, 2011, such expenses totaled $145,913.

At June 30, 2011, $97,907 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At June 30, 2011, amounts owed to CMCP under the agreement totaled $87,000, and such amounts are expected to be paid as available cash flow permits.

Engagement of Chief Financial Officer

On April 23, 2010, the Company entered into an Independent Contractor’s Agreement engaging David Pilotte to serve as the Company’s Chief Financial Officer. Effective February 1, 2011, the Company and Mr. Pilotte amended Mr. Pilotte’s engagement agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $18,000 to serve as the Company’s CFO and to provide certain financial advisory and other services to the Company on an approximate 60% full-time basis. In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program. The agreement is terminable by either party upon 60 days notice. Furthermore, on April 13, 2011, the Company awarded Mr. Pilotte stock options exercisable for 200,000 shares of the Company’s $.001 par value restricted Common Stock with vesting through 2015.

(9) SUBSEQUENT EVENTS

Additional Subordinated Debt

On July 12, 2011, and at the request of the Company, Mr. Laird Cagan, a significant shareholder and director of the Company, funded his prior pledge subscribing to $1.0 million of subordinated debt offered by the Company under the $3 Million Subordinated Debt Offering, which subscription was consummated by the Company effective July 29, 2011. In connection with his subscription, Mr. Cagan was issued warrants to acquire up to 500,000 shares of Common Stock. The warrants are exercisable at a price of $1.00 per share and the warrants expire in July 2016. Proceeds from the additional subordinated total $1.0 million, the use of which is limited to the acquisition of residual portfolios, including this described below.

Extension of Mandatory Borrowing

On July 26, 2011, the Company amended its Acquisiton Credit Facility to extend the period by which it must borrow at least $2.0 million under the facility to August 17, 2011. See Note 5 “Long-Term Debt” for additional details of the credit facility.

Additional Residual Purchases

Between July 29 and August 1, 2011, the Company completed additional purchases of residuals from Cooper & Schifrin, LLC, and First Alliance Payment Processing (“FAPP”), two companies from which the Company had previously acquired residuals in December 2010 and January 2011, respectively. The Company paid a total of $420,000 in cash and issued 22,308 shares of Common Stock in exchange for additional residual payments to be received beginning in August 2011 and, in the case of FAPP, in exchange for the extension of the performance period from 24 to 36 months on the portfolio the Company acquired from FAPP in January 2011.

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

In July 2011, we issued an additional $1.0 million in subordinated debt offered under the $3 Million Subordinated Debt Offering to fund additional acquisitions of residual portfolios.

The Company expects to use the $8.0 million credit facility and the additional $1.0 million in subordinated debt and the to acquire additional residual portfolios, which the Company anticipates will generate sufficient cash flow to sustain its operations for the foreseeable future. Though we are in discussions with multiple parties to acquire residual portfolios, no assurance can be given that the Company will be able to complete such acquisitions on terms it deems acceptable.

Near-term Liquidity

The use of proceeds from the issuance of subordinated debt and borrowings under the credit facility are limited to acquiring residual portfolios, and are not available for general working capital. During January and February 2011, the Company collected its first revenue and invested an additional $1.6 million to acquire residual portfolios. Cash inflows from existing residual portfolios acquired in December 2010 and January 2011 total approximately $140,000 per month. Beginning in May 2011, the Company’s executive officers agreed to defer further compensation and management fees until such time as cash flow from operations is positive and sufficient cash is available. Such deferrals are included in the Balance Sheet at June 30, 2011, as “Accrued payroll” totaling $104,995. At June 30, 2011, monthly cash expenses totaled approximately $150,000 per month.

Combined, the expected cash flow from acquired residual portfolios and the decrease in cash expenses bring the Company nearer, but still short of, being cash flow positive on an operating basis. Based upon cash on hand at June 30, 2011 of $233,068, and expected cash flows from the existing residual portfolios, if no additional financing for general working capital is raised, the Company could run out of cash during fall 2011. The Company has considered additional means of reducing its current rate of cash expenditures and raising additional capital. These factors raise substantial doubt about our ability to continue as a going concern and the financial statements herein do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2010, filed with the SEC on June 30, 2011, and in our registration statement on Form 10, filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010, and elsewhere in this document. See “Cautionary Notice Regarding Forward Looking Statements” above.

Material Changes in Financial Condition

Cash and Equivalents

During the six months ended June 30, 2011, the Company used cash proceeds from the December 31, 2010, closings of subordinated debt and other funds on hand at December 31, 2010, to acquire additional residual portfolios as previously reported by the Company on Current Reports on Form 8-K filed with the SEC on January 12 and January 31, 2011.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Such expenses include:

•

$145,913 payable to ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, for providing the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and general office expenses. Beginning in February 2011, the Company started paying all such expenses except life insurance directly to the applicable vendors. As such, the increase of $37,213 since December 31, 2010, reflects an additional six months of life insurance and one month of the remaining expense items.

•

$184,907 payable to officers, directors and their affiliates in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company and advisory fees payable to Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The increase of approximately $82,000 since December 31, 2010, includes $87,000 of CMCP advisory fees that began effective January 1, 2011, less expenses reimbursed to date.

There have been no other material changes in the Company’s financial condition since December 31, 2010.

Comparison of Three-Month Ended June 30, 2011, and 2010

Revenues in the three months ended June 30, 2011, reflect cash collections on residual portfolios previously acquired and advertising revenues from Transaction World Magazine. Costs of revenue include the amortization of residual portfolios acquired, publishing and distribution costs of Transactions World Magazine, and other costs including portfolio acquisition costs, and servicing costs of merchant contracts acquired. No revenues or costs of revenues were recorded during the three months ended June 30, 2010.

Operating expenses during the three months ended June 30, 2011 and 2010, were comprised entirely of general and administrative expenses. General and administrative expenses of $522,655 for the three months ended June 30, 2011, were significantly larger than the $296,931 incurred in same period in 2010 due to the Company’s commencement of operations under its new business model during the second quarter of 2010.

Amortization of subordinated notes payable and amortization of deferred financing costs stem from the December 2010 issuance of subordinated notes payable and obtaining an $8.0 million acquisition credit facility in April 2011, respectively. No subordinate notes were outstanding and no acquisition credit facility was in place during the three months ended June 30, 2010.

Comparison of Six-Month Ended June 30, 2011, and 2010

Revenues in the six months ended June 30, 2011, reflect cash collections on residual portfolios previously acquired and advertising revenues from Transaction World Magazine. Costs of revenue include the amortization of residual portfolios acquired, publishing and distribution costs of Transactions World Magazine, and other costs including portfolio acquisition costs, and servicing costs of merchant contracts acquired. No revenues or costs of revenues were recorded during the six months ended June 30, 2010.

Operating expenses during the six months ended June 30, 2011 and 2010, were comprised entirely of general and administrative expenses. General and administrative expenses of $1,064,758 for the six months ended June 30, 2011, were significantly larger than the $313,782 incurred in same period in 2010 due to the Company’s commencement of operations under its new business model during the second quarter of 2010.

Amortization of subordinated notes payable and amortization of deferred financing costs stem from the December 2010 issuance of subordinated notes payable and obtaining an $8.0 million acquisition credit facility in April 2011, respectively. No subordinate notes were outstanding and no acquisition credit facility was in place during the six months ended June 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011, that materially affected, either positively or negatively, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of $3MM Offering Note and Warrant Subscription Agreement (1)
10.2	Form of $3MM Offering Note (1)
10.3	Form of $3MM Offering Warrant Agreement (1)
10.4	Amendment No. 2 to Residual Purchase Agreement, dated July 29, 2011, by and between the Company and Cooper and Schifrin, LLC +
10.5	Amendment No. 2 and Amendment No. 3 to Residual Purchase Agreement, each dated June 30, 2011, and effective August 1, 2011, by and between the Company and First Alliance Payment Processing, Inc. +
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+

Confidential treatment has been requested for portions of this exhibit and such portions have been filed separately with the Commission. The copy filed herewith omits the information for which confidential treatment has been requested and replaces it with [***].

(1)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2011

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer