Form 10-Q
period 2011-09-30
Calpian, Inc.
filed 2011-11-14
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of November 10, 2011, was 19,291,492.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALPIAN, INC.

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$728,614	$1,735,521
Prepaid insurance	27,695	16,304
Other current assets	5,147	11,500

Total current assets	761,456	1,763,325

Non-Current Assets
Cash restricted to acquisition of residuals	705,000	—
Residual portfolios acquired, net	5,739,793	1,642,064
Deferred financing costs	1,751,105	—
Intangible assets acquired, at cost	10,000	10,000

Total assets	$8,967,354	$3,415,389

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Deferred compensation of officers, directors, and executives	$480,000	$480,000
Accrued expenses payable to officers, directors, and affiliates	295,793	214,916
Accrued payroll	198,779	—
Accounts payable	105,875	23,518
Interest payable	61,500	33,194
Note payable	18,678	10,617
Accrued expenses	18,622	8,306

Total current liabilities	1,179,247	770,551

Senior notes payable	2,700,000	—
Subordinated notes payable	2,550,000	1,550,000
Discount on subordinated notes payable	(935,493)	(755,746)

Long-term debt	4,314,507	794,254

Commitments and contingencies

Shareholders' Equity
Series A Convertible Preferred Stock, par value $.001, liquidation preference of $100 per share, 100,000 shares authorized, 23,836 shares issued and outstanding at December 31, 2010	—	2,215,356
Common stock, par value $.001, 200,000,000 shares authorized, 19,291,492 and 16,674,140 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	19,292	16,674
Additional paid-in capital	6,754,813	1,209,680
Accumulated deficit	(3,300,505)	(1,591,126)

Total shareholders' equity	3,473,600	1,850,584

Total liabilities and shareholders' equity	$8,967,354	$3,415,389

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Residual portfolio revenues	$1,015,538	$—	$1,860,457	$—
Advertising revenues	16,500	—	27,500	—

	1,032,038	—	1,887,957	—

Costs of revenues
Amortization of residual portfolios acquired	319,860	—	576,604	—
Publishing and distribution costs	38,551	—	105,595	—
Portfolio acquisition costs	34,755	—	130,338	—
Portfolio servicing costs	16,350	—	46,050	—
Other	1,522	—	27,500	—

Total costs of revenues	411,038	—	886,087	—

Gross profit	621,000	—	1,001,870	—

Operating expenses
General and administrative	474,693	266,274	1,539,451	580,056

Total operating expenses	474,693	266,274	1,539,451	580,056

Operating profit (loss)	146,307	(266,274)	(537,581)	(580,056)

Amortization of deferred financing costs	291,851	—	583,702	—
Amortization of discount on subordinated notes payable	171,054	—	374,580	—
Interest expense, net	115,095	3,560	206,602	3,801
Other expense	4,734	—	6,914

Total other (income) expenses	582,734	3,560	1,171,798	3,801

Loss before taxes	(436,427)	(269,834)	(1,709,379)	(583,857)

Provision for income taxes	—	—	—	—

Net loss	$(436,427)	$(269,834)	$(1,709,379)	$(583,857)

Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.10)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	19,284,134	16,649,140	17,972,701	17,745,394

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

FOR PERIOD DECEMBER 31, 2010 THROUGH SEPTEMBER 30, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	23,836	$2,215,356	16,674,140	$16,674	$1,209,680	$(1,591,126)	$1,850,584

Acquisition of residual portfolios	—	—	233,752	234	706,600	—	706,834
Warrants issued to lenders	—	—	—	—	2,565,495	—	2,565,495
Equity awards to management	—	—	—	—	60,066	—	60,066
Conversion of Series A Preferred	(23,836)	(2,215,356)	2,383,600	2,384	2,212,972	—	—
Net loss	—	—	—	—	—	(1,709,379)	(1,709,379)

Balance, September 30, 2011	—	$—	19,291,492	$19,292	$6,754,813	$(3,300,505)	$3,473,600

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,709,379)	$(583,857)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of residual portfolios acquired	576,604	—
Amortization of discount on subordinated notes payable	374,580	—
Amortization of deferred financing costs	583,702	—
Equity awards to management	60,066	—
Stock issued for services	—	75,000
Changes in operating assets and liabilities:
Prepaid insurance	21,843	5,216
Other current assets	6,353	(1,500)
Deferred financing costs	—	(30,000)
Accrued expenses payable to officers, directors, and affiliates	80,877	—
Accrued payroll	198,779	—
Accounts payable	82,357	252,751
Interest payable	28,306	—
Accrued expenses	10,316	55,858

Net cash provided by (used in) operating activities	314,404	(226,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(3,967,499)	—
Intangible assets acquired	—	(10,000)

Net cash used in investing activities	(3,967,499)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes payable	2,700,000	—
Proceeds from issuance of subordinated notes payable	1,000,000	—
Proceeds from issuance of subordinated notes payable, restricted	(705,000)	—
Proceeds from sale of preferred stock, net of cash expenses	—	2,209,928
Repayment of shareholder advances	—	(27,100)
Payments on note payable	(25,173)	(10,252)
Deferred financing costs	(323,639)	—

Net cash provided by financing activities	2,646,188	2,172,576

(Decrease) increase in cash and equivalents	(1,006,907)	1,936,044
Cash and equivalents, beginning of period	1,735,521	93,879

Cash and equivalents, end of period	$728,614	$2,029,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$186,395	$—

Income taxes paid	$—	$—

Non-cash transactions:
Warrants issued in connection with financing transactions	$2,565,495	$92,572
Common stock issued for acquisition of residual portfolios	$706,834	$—
Retirement of shares	$—	$1,725
Stock dividend	$—	$8,324
Insurance premium financed with note payable	$33,234	$31,303

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we will refer to Calpian Inc. as “Calpian” “Company,” “we,” “us” and “our.” Calpian was incorporated in 2006. The Company’s $.001 par value common stock (“Common Stock”) trades on the OTCQB® under the symbol “CLPI.OB.”

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

(1) BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim financial statements and related notes of Calpian, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.

The year-end Balance Sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has accumulated deficits totaling of approximately $3.3 million since inception (May 30, 2006). The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it expands. To date, the Company’s cash flow requirements have been primarily met through debt and equity financings; however, there is no assurance that such additional funds will be available to the Company going forward. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the three months ended September 30, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

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

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” At September 30, 2011, the expected amortization period is between 10 and 12 years, and no residual value is likely.

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment was recorded for the three and nine-month periods ended September 30, 2011.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the carrying values of cash and cash equivalents, prepaid expenses, and other current assets, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2011, and December 31, 2010, due to their short maturities. We believe the carrying value of our senior debt, note payable, and subordinated notes payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2011, and December 31, 2010.

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

In calculating EPS for the three and nine months ended September 30, 2010, no recognition was given to 23,836 potentially dilutive convertible preferred shares and 35,001 warrants. Due to the net loss applicable to common shareholders in both periods, such securities would have been anti-dilutive. In calculating EPS for the three months ended September 30, 2011, no recognition was given to warrants and options exercisable for 2,146,968 shares of our Common Stock. In calculating EPS for the nine months ended September 30, 2011, no recognition was given to 23,836 potentially dilutive convertible preferred shares (outstanding only until May 27, 2011, when they automatically converted into 2,383,600 shares of Common Stock) and warrants and options exercisable for 2,146,968 shares of our Common Stock. Due to the net loss applicable to common shareholders in the three and nine months ended September 30, 2011, such securities would have been anti-dilutive.

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

Transaction World Magazine

Due to its strategic value in marketing the Company to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have agreed to fund all of the magazine’s expenses, net of advertising revenue, beginning in March 2011. Such expenses averaged approximately $22,500 per month from March through September 30, 2011. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity.

(3) RESIDUAL PORTFOLIOS ACQUIRED

During the nine months ended September 30, 2011, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $3,967,499 in cash and issued an aggregate of 233,752 shares of Common Stock valued at $706,834. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) NOTE PAYABLE

On June 3, 2011, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,234 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,801 per month through March 2012.

(5) LONG-TERM DEBT

Subordinated Debt

On December 31, 2010, the Company issued $1,550,000 of subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. In July 2011, the Company issued an additional $1.0 million of such subordinated notes payable. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but will be subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and July 2013. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding. See additional discussion of the warrants under Note (6) Capital Stock, herein.

In connection with the December 2010 and July 2011 issuances of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire up to 1,082,500 shares of our $.001 par value common stock valued at $1,310,073 using the Black-Scholes option pricing model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under Note (6) Capital Stock, herein.

Acquisition Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios. Pursuant to the credit facility, the Company borrowed $2.7 million on August 26, 2011, and can borrow the remainder in up to three additional draws on or before August 26, 2012. When drawn, the promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principal is due within 24 months of closing, with an option to extend for an additional 12 months. The credit facility includes up to a 4% prepayment penalty if amounts borrowed are repaid within the first 12 months, and is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, paid the lender and third parties administrative fees and expenses totaling $43,639, and issued the lender warrants to acquire up to 804,467 shares of its Common Stock at $1.00 per share. The warrants, valued at $2,011,168 using the Black-Scholes option pricing model, were recorded as a part of the “Deferred Financing Costs” on the Balance Sheet at September 30, 2011, and are being amortized over the 24-month life of the underlying credit facility. The warrants expire in five years and shares acquired by exercise of the warrants have “piggy back” registration rights. The credit facility also contains representations, warranties, conditions, confidentiality terms, indemnification provisions and covenants that are typical for this type of credit facility, including that the Company maintain minimum cash balances and EBITDA amounts and generate minimum revenue, each measured monthly. The lender has indicated a willingness to expand the credit facility under circumstances yet to be determined.

(6) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the OTCQB® under the trading symbol “CLPI.OB.”

At September 30, 2011, the Company had 200,000,000 shares of Common Stock authorized and 19,291,492 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have issued warrants and options to purchase 2,146,968 shares of our Common Stock (see “Preferred Stock” and “Warrants” and “Options” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended, although the Common Stock issuable upon exercise of the warrants to acquire up to 804,467 shares of the Company’s Common Stock that are held by the lender described in Note 5, “Long-Term Debt,” have “piggy back” registration rights.

Preferred Stock

At September 30, 2011, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”), but no shares outstanding.

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

Warrants

During 2010 and 2011, in connection with the issuances of Series A Preferred and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of up to 1,142,501 shares of Common Stock. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.07) and expire 5 years from the date of grant.

In April 2011, in connection with obtaining an $8.0 million acquisition credit facility the Company issued warrants exercisable for up to 804,467 shares of Common Stock to the lender. The exercise price of the warrants is $1.00 per share and expire 5 years from the date of grant. See Note 5 “Long-Term Debt” for additional details of the warrants.

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

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using Black-Scholes option pricing model and included in General and Administrative expenses in the Statement of Operations. During the three and nine months ended September 30, 2011, $29,280 and $60,066 of expense, respectively, was recognized in connection with equity awards granted pursuant to the Plan.

(7) INCOME TAXES

At September 30, 2011, the Company had approximately $1,753,000 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

(8) RELATED PARTIES

Amounts Payable to Officers, Directors, and Affiliates

A tentative payout schedule has been developed for the amounts owed to officers, directors, and affiliates that would extend the payout period of the following amounts through mid-2012.

Deferred Compensation of Officers, Directors, and Executives

Salaries and wages of $150,000 and bonuses of $330,000 (combined, $480,000) represents 2010 cash salaries and bonuses of our officers, directors, and executives, the payment of which has been deferred.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, provided the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and office expenses. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At September 30, 2011, such expenses totaled $160,120.

At September 30, 2011, $5,173 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At September 30, 2011, amounts owed to CMCP under the agreement totaled $130,500, and such amounts are expected to be paid as available cash flow permits.

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

The Company expects to use the $8.0 million credit facility and the additional $1.0 million in subordinated debt to acquire additional residual portfolios, which the Company anticipates will generate sufficient cash flow to sustain its operations for the foreseeable future. Though we are in discussions with multiple parties to acquire additional residual portfolios, no assurance can be given that the Company will be able to complete such acquisitions on terms it deems acceptable.

Near-term Liquidity

The use of proceeds from the issuance of subordinated debt and borrowings under the credit facility are limited to acquiring residual portfolios, and are not available for general working capital. Cash inflows from existing residual portfolios acquired in 2011 and prior total approximately $300,000 per month. At September 30, 2011, monthly cash expenses totaled approximately $225,000 per month thus causing the Company to be cash flow positive on an operating basis.

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

Material Changes in Financial Condition

Cash and Equivalents

During the nine months ended September 30, 2011, the Company used cash proceeds from the December 2010 and July 2011 closings of subordinated debt, borrowings under the credit facility, and other funds on hand to acquire additional residual portfolios causing the Company to become cash flow positive on an operating basis.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Such expenses include:

•

$160,120 payable to ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, for providing the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and general office expenses. Beginning in February 2011, the Company started paying all such expenses except life insurance directly to the applicable vendors. As such, the increase of $51,420 since December 31, 2010, reflects an additional nine months of life insurance and one month of the remaining expense items.

•

$5,173 payable to officers, directors and their affiliates in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company and $130,500 advisory fees payable to Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company.

There have been no other material changes in the Company’s financial condition since December 31, 2010.

Comparison of Three-Month Ended September 30, 2011, and 2010

Revenues in the three months ended September 30, 2011, reflect cash collections on residual portfolios previously acquired by the Company and advertising revenues from Transaction World Magazine. Costs of revenue include the amortization of residual portfolios acquired, publishing and distribution costs of Transactions World Magazine, and other costs including portfolio acquisition costs, and servicing costs of merchant contracts acquired. No revenues or costs of revenues were recorded during the three months ended September 30, 2010.

Operating expenses during the three months ended September 30, 2011 and 2010, were comprised entirely of general and administrative expenses. General and administrative expenses of $474,693 for the three months ended September 30, 2011, were significantly larger than the $266,274 incurred in same period in 2010 due to the Company’s growth of operations and its acquisition of residuals beginning in December 2010.

Amortization of the discount on subordinated notes payable and amortization of deferred financing costs stem from the December 2010 issuance of subordinated notes payable and obtaining an $8.0 million acquisition credit facility in April 2011, respectively. No subordinated notes were outstanding and no acquisition credit facility was in place during the three months ended September 30, 2010.

Comparison of Nine-Month Ended September 30, 2011, and 2010

Revenues in the nine months ended September 30, 2011, reflect cash collections on residual portfolios previously acquired by the Company and advertising revenues from Transaction World Magazine. Costs of revenue include the amortization of residual portfolios acquired, publishing and distribution costs of Transactions World Magazine, and other costs including portfolio acquisition costs, and servicing costs of merchant contracts acquired. No revenues or costs of revenues were recorded during the nine months ended September 30, 2010.

Operating expenses during the nine months ended September 30, 2011 and 2010, were comprised entirely of general and administrative expenses. General and administrative expenses of $1,539,451 for the nine months ended September 30, 2011, were significantly larger than the $580,056 incurred in same period in 2010 due to the Company’s growth of operations and its acquisition of residuals beginning in December 2010.

Amortization of the discount on subordinated notes payable and amortization of deferred financing costs stem from the December 2010 issuance of subordinated notes payable and obtaining an $8.0 million acquisition credit facility in April 2011, respectively. No subordinated notes were outstanding and no acquisition credit facility was in place during the nine months ended September 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011, that materially affected, either positively or negatively, our internal control over financial reporting.

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
10.1

Purchase Agreement, dated August 18, 2011, entered into by and among the Company, Sagecrest Holdings Limited, and certain entities affiliated therewith, ART Holdings, Inc., and ART Merchant Acquiring Inc. *

10.2	Note Purchase Agreement, dated April 28, 2011, between Calpian, Inc. and HD Special-Situations II, LP (1)
10.3	Form of 16% Senior Secured Term Note (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on May 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2011

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer