Form 10-K
period 2011-12-31
Calpian, Inc.
filed 2012-03-28
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $29,519,991, computed as the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the Registrant’s common stock as of March 19, 2012 was 19,321,030.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “Calpian” refer to the publicly traded company Calpian, Inc.

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

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof. If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

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

Organizational History

Calpian, Inc., a Texas corporation, was incorporated on May 30, 2006, as Toyzap.com, Inc., and became a public company on May 7, 2008, through a self-underwritten registered public offering of 4,000,000 shares of $.001 par value common stock (“Common Stock”). The offering raised $150,000 that was used to pursue a business strategy that never commenced operations. The “shell company”, Toyzap.com, Inc., was acquired by members of the Company’s current management team, affiliates thereof, and certain other purchasers, on April 23, 2010, pursuant to purchase agreements whereby approximately 99% of the Company’s then issued and outstanding Common Stock was acquired. At such time, the former management and Board of Directors resigned and a new management team and Board of Directors were appointed, who then redirected the business focus of the Company to the business plan described below. On September 3, 2010, the Company changed its name to “Calpian, Inc.” pursuant to approval obtained at a meeting of our shareholders. The Company’s Common Stock began trading on the OTCQB® (formerly the OTC Bulletin Board®) on March 4, 2009, and currently trades there under the symbol “CLPI.OB.”

Business Overview

Headquartered in Dallas, Texas, we are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”). Small and medium-sized retail merchants in the U.S. typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”). ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs.

Our purchases of residual portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current, and possibly future, portfolios of an ISO. Our aim is to acquire merchant residual portfolios by acquiring them directly from the ISOs that originated the processing contracts with the merchants. In a residual portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount. Prior to acquisition of the residual portfolio from the ISO, our Company and the ISO notify the processor that we plan to acquire the rights to the residual portfolio and that all future residual payments should be paid to us. Processors are required to approve all such acquisitions as a condition of closing.

We advertise in industry trade journals, including Transaction World Magazine, to inform the ISO community of our acquisition capabilities. The most recent issue of Transaction World Magazine was published in March 2012 to more than 14,000 readers. Transaction World Magazine is a wholly-owned subsidiary of ART Holdings, Inc. (“ART”). Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART.

Market and Business Overview

The Electronic Payment Processing Industry Overview

We receive substantially all of our revenue from processing contracts with small- and medium-sized merchants for electronic payment (e.g., credit and debit card) processing services that have been sold by ISOs.

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

The small merchant segment is traditionally best served by the ISO sales channel. ISOs are independent sales agents (or a group of agents) that sell processing services on behalf of a larger payment processor to small merchants that are typically too small for a large processor to effectively sell, service, or reach with its centralized, national sales force. We currently have contracts with Elavon and Paymentech.

Independent Sales Organizations (“ISOs”)

Small merchants typically buy their credit card processing services from an ISO. ISOs are contractual sales agents, authorized to sell credit card processing related services on behalf of one or more credit card processors. ISOs shepherd the merchant’s application for processing services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment.

ISOs have two primary sources of revenues and profitability:

•

Sale of Point of Sale (“POS”) Credit Card Processing Terminals. Sales of credit card equipment to merchants represent a one-time profit opportunity for the ISO. Historically, terminal markups were the most important source of immediate cash flow for ISOs but, due to market saturation and the lack of replacement technology, this source of cash flow for ISOs has diminished significantly in recent years.

•

Credit Card Residual Portfolios. For every merchant an ISO signs up on behalf of a processor, the ISO receives a revenue stream based on the fees paid by the merchant to the processor. The ISO sells credit card processing services at a retail price to the merchant and retains the difference between the retail price and the wholesale price it pays to the processor. These payments are the ISO’s monthly residual revenues (“residuals”) and are a contractual obligation of the processor. The residuals vary month-to-month based on the sales volume at the merchant, and the residual may terminate for a variety of reasons.

Processors

In addition to other tasks, processors handle credit card transactions originated by merchants, bill merchants, and collect service fees from their merchant customers monthly. During the subsequent month, processors send each ISO a report detailing merchant activity and residuals due the ISO along with a remittance of the funds thereby eliminating the need for ISOs to collect directly from the merchant. Residuals remain in effect for as long as that merchant is a customer of the processor.

Contracts for credit card processing services between the merchant and processor can be year-to-year with automatic renewals, but can have up to a three-year initial term. Merchant processing, however, is a competitive business and merchants do change processors, usually for a lower rate or promise of better service.

Attrition occurs when a merchant leaves its processor, typically due to either going out of business or moving to another provider of processing services. In exchange for the residual payment, the ISO is responsible for providing first-line customer service to the merchant on behalf of the processor. Common support issues include, but are not limited to, addressing malfunctioning POS terminals, answering questions about billing statements, and training issues. Most of these issues are successfully addressed by telephone, with replacement terminals commonly provided to merchants through overnight shipping services. ISOs are sales-focused organizations almost exclusively devoted to selling POS terminals and processing services.

Calpian’s Business Model

Calpian is in the business of acquiring ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs, known in the industry as “residual streams” or “residuals.” We focus on, and take legal possession of, the residual stream. As Calpian acquires a residual stream, we take steps to ensure the processor pays future residuals directly to Calpian instead of to the ISO.

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

Acquisition Criteria and Process

Calpian’s target market encompasses ISOs that sell processing services to small- and medium-sized businesses. We do not plan to buy portfolios made up of very large merchants for several reasons, including the hyper-competitive pricing experienced in this segment and differing customer services needs. In addition, Calpian believes that large merchants generally represent an unacceptable concentration of revenue risk. We expect the entire acquisition process – from the incoming query by the ISO to closing – may take 60 to 90 days.

Calpian’s strategy is to concentrate our acquisition activity on ISOs that contract with a select group of our preferred processors. In this way, we plan to build a merchant base with reliable, credit-worthy processors. Calpian’s preferred processors include, but are not limited to: Elavon (formerly NOVA Information Systems), Paymentech, First Data Merchant Services, RBS Lynk, and National Processing Company (NPC)/ Retriever Payment Systems, among others. We currently have contracts with Elavon and Paymentech, but we cannot assure you that we will succeed in focusing our acquisition activities among ISOs that utilize these major processors.

Merchant Risk of Chargebacks

A chargeback occurs when a consumer disputes a charge made on a credit card. Reasons for chargebacks may include, but are not limited to, consumer buyer’s remorse, failure of the retailer to deliver goods as promised, and credit card fraud, among others. Chargeback risk is borne first by the merchant. In cases where the merchant cannot make good on a charged-back transaction for whatever reason, this risk is contractually shifted from the merchant to either the ISO or the credit card processor pursuant to the terms of the processing contract between these two parties. In situations where the merchant’s ISO retains this risk, the original principal amount of the disputed sale, plus an additional fee and any residual amount due to the ISO for that particular transaction, are all charged against the ISO’s account and reduces the residual stream paid by the processor to the ISO. In cases where the risk is borne by the ISO’s processor, the ISO residual stream is unaffected by the risk except for any residual amount related to the particular transaction in question. In completing acquisitions, we intend to eliminate the risk to us wherever possible by shifting this risk to the processors in exchange for a nominal cost, estimated to be approximately two basis points.

Marketing and Public Relations

Due to its strategic value in marketing Calpian to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have funded all of the magazine’s expenses, net of advertising revenue, since March 2011. Such net expenses average approximately $21,500 per month. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity. See Item 13 “Certain Relationships And Related Transactions, And Director Independence” herein.

Competition

In operating our business, we expect to face competition on two levels: the small merchant level and the ISO level. We plan to focus on small retail merchants with less than $1.0 million in annual processing volume. We do not expect to compete for large volume merchant accounts over $1.0 million in annual processing volume.

The small merchant segment of the market is generally reached by ISOs and processors via phone room sales and banks via walk-in branch sales. On the merchant level, the ISOs we intend to acquire may sell processing services to merchants and, as such, they may see competition at the merchant processing level from a wide variety of processing service providers including, but not limited to, First Data Resources, Elavon (US Bank), JP Morgan Chase Bank, NPC, Bank of America, Wells Fargo, RBS Lynk, iPayment, Innovative Merchant Services (an Intuit company), local and regional banks, and many other large and small providers, including other ISOs, and including ISOs or payment processors with which we may also have payment processing agreements with in the future. In addition, we may face merchant processing service competition from other external entrants such as Google, Yahoo, Paypal (eBay), and others. We compete in this highly competitive environment primarily by aggregating the need for processing services across ISOs and securing processing contracts on terms more favorable to the ISOs can obtain on their own, and by securing more favorable contract terms between the merchant and the processor. Because most of these competitors are larger than us and have significantly greater resources than we have, we may be unable to successfully compete against them.

On the ISO level, we compete with other ISOs and payment processors active in the highly competitive payment processing service industry by offering competitive processing rates to our ISO partners through our processing service providers to enable them to resell those services to merchants at competitive rates. We compete with a wide variety of processing service providers and ISOs including, but not limited to, First Data Resources, Elavon (US Bank), JP Morgan Chase Bank, NPC, Bank of America, Wells Fargo, RBS Lynk, iPayment, Innovative Merchant Services (an Intuit company), ISOs of these same processors, and many other large and small providers. In addition, we also expect to face competition at the ISO level for proposed acquisitions from other industry players such as Blue Pay, Frontstream Payments, Century Bankcard, Cutter Financial, Stream Cash and others, including several individuals active in the business of acquiring residual portfolios. Again, because of our size and limited resources, as compared to most of our potential competitors, we may not be able to successfully compete in this area. In addition, ISOs considering a transaction with us may decide to seek financing instead from providers of loans to ISOs including RBL Capital, Resource Finance, or commercial banks.

With respect to competing for acquisitions, we compete based on a competitive price for the residual portfolio, our ability to offer publicly traded stock, and the terms of our acquisition agreements.

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

Employees

Throughout 2011, we had 6 employees, including the executive staff. We also utilized independent consultants to assist with accounting and administrative matters.

Effective January 1, 2011, Messrs. Montgomery and Jessen, our Chief Executive Officer and President, respectively, became full time employees at annual salaries of $300,000 each, and we hired four full time support staff. We plan to continue to retain independent consultants from time to time on an as-needed basis. Our Chief Financial Officer remains under contract as an independent contractor available to us on a part-time and as-needed basis. We have no employment agreements and no collective bargaining agreements, and believe our employee and contract relationships are satisfactory.

Governmental Regulations

The industry in which we operate is subject to extensive governmental regulation. In particular, there are numerous laws and regulations restricting the purchase, sale, and sharing of personal information about consumers. Although we do not expect to have possession of consumer level data and, therefore, do not believe that we will be subject to these regulations, the laws in this area are new and continuing to evolve. Accordingly, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business.

In addition, new and potential governmental regulations designed to reduce, regulate, or change interchange costs, network access fees, or any other fee charged to a merchant or the terms of merchant contracts could adversely affect our results of operations. For example, legislation could be enacted regulating the basis upon which interchange rates for debit card transactions which could limit the debit card interchange fees paid by retailers to ISOs and potentially limit the revenue we could derive from interchange fee markups. An example of such legislation is the so-called “Durbin Amendment,” which was recently enacted and regulates the basis upon which interchange rates for debit card transactions are made to ensure that interchange rates are “reasonable and proportionate to costs.” The impact to our business on processes and pricing stemming from the Durbin Amendment has been negligible.

We may also become subject to additional U.S., state or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

Subsequent Event

On March 28, 2012, the Company invested $1.3 million and has agreed, in principle, to issue 1,845,385 shares of its Common Stock, in exchange for an approximate 15% equity interest in a newly formed company, Digital Payments Processing Limited (“DPPL”), a company organized under the laws of India and headquartered in Mumbai, India. The issuance of the shares is contingent upon the lead founder delivering certain assurances from the company’s existing shareholders. DPPL has entered into a services agreement with My Mobile Payments Limited (“MMPL”), a company organized under the laws of India and headquartered in Mumbai, India, which owns a payment processing service known as Money on Mobile (“MoM”) that allows individuals to use their cellular phone to make routine payments and to move money using simple text messaging (SMS technology). According to the Telecom Regulatory Authority of India (“TRAI”), as of January 31, 2012, India had 903.7 million cell phone subscribers, and was adding new subscribers at a rate of 1.1% (9.9 million) per month with the rural growth rate more than twice the rate of urban growth.1

In India, the majority of personal payments are made in person, in cash, and most routine services are paid in advance. As such, effecting the simplest transaction including buying cell-phone minutes and paying for cable/satellite television time (both referred to as “top-up”), paying an electric or water bill, etc. can be both time consuming and inconvenient. Typically, each service has its own payment location meaning that travel can be significant and waiting lines can be long. In addition, urban in-migration of workers moving from the country to the city means that the process of sending money home in cash or by courier can be risky, uncertain, and expensive. This process makes it difficult to confirm receipt, and the recipient can experience significant delays in receiving the money.

MoM’s service uses the cell telephone number to identity both the sender and the recipient. To load funds onto the MoM system, the user stops at one of 55,000 independent retailer stores within MoM’s existing retail distribution network across India and pays cash in exchange for a virtual currency load into his/her account with MoM. To move funds from the user’s account to another account, the sender generates a text message to MoM telling the company whom to pay and in what amount. The amount is instantly debited from the user’s account and credited to the recipient’s account, and both parties receive a confirmation, all within a few seconds. MMPL launched its MoM service in April 2011, and MMPL currently has more than 2.7 million users and processes more than $72,000,000 (U.S. equivalent) in transactions each year (annualized based upon January 2012 data and recent trends).

Although MMPL owns the distributor and retailer network contracts and maintains custody of the user’s funds in accordance with India’s regulations, DPPL owns and operates the customer support call center, the sales support and back-end processing functions, and has licenses to use all the intellectual property necessary to process the millions of transactions occurring each day. DPPL will be managed by MMPL’s existing executive team.

Though the investment in DPPL represents a departure from Calpian’s existing business plan of acquiring residual portfolios, MoM is simply another form of electronic payment and Calpian’s management team is well versed and experienced in the broader payments industry.

Calpian has structured its investment in DPPL as an initial and second funding totaling $2.5 million, then quarterly tranches of approximately $1.2 million each occurring over the following 6 quarters and resulting in a total expected investment of $9.7 million, and a total of 6,123,077 shares of its Common Stock issued ratably over the 6 quarters. A total of

[1]	“Highlights of Teleom Subscription Data as on January 31, 2012” published by the Telecom Regulatory Authority of India with its press release No. 60/2012 dated March 6, 2012.

4,863,077 of the shares are subject to being reclaimed by Calpian if certain financial performance metrics are not achieved. To date, Calpian has raised approximately $1.3 million to meet the initial funding requirement (see “Recent Sale of Unregistered Securities” in Item 5 herein), and expects to raise the remaining funds through additional private placements of its Common Stock. At the end of the investment series, Calpian expects to own approximately 74% of DPPL with the remainder held by its management team.

Through its investment in DPPL, Calpian expects to build value for its shareholders by participating in a high-growth segment of the payments industry, and hopes to achieve a positive EBITDA multiple in the U.S. equity markets, though no assurance can be provided as to the success of its investment or the value created, if any.

Calpian representatives, Messrs. Montgomery and Pilotte, will hold two of the four Board positions in DPPL and Mr. Montgomery will be its Chairman and have a tie-breaking vote. In addition, Mr. Montgomery will hold one of the 6 Board positions in MMPL.

ITEM 1A.	RISK FACTORS

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this registration statement because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected.

RISKS RELATED TO OUR LACK OF AN OPERATING HISTORY

We have limited operating history in the merchant processing and acquisition business and are operating at a loss. There is no guarantee that we will become profitable and that makes it difficult to predict future results and raises substantial doubt as to our ability to successfully develop profitable business operations.

We only recently revised our business model to operate in the merchant processing and acquisition industry, and anticipate that we will operate at a loss for some time. We have one year of financial results upon which you may judge our potential. There can be no guarantee that we will ever become profitable. In the future, we may experience under-capitalization, delays, lack of funding, and many of the others problems, delays, and expenses encountered by any early stage business, many of which are beyond our control. These include, but are not limited to:

•

inability to establish profitable strategic relationships with credit and debit card processing providers and the ability to secure the approvals of existing processors and other entities necessary to execute an acquisition of a merchant credit and debit card residual portfolio

•	inability to identify suitable revenue streams for acquisition and/or to effectively and efficiently integrate acquired assets into our operations

•	inability to raise sufficient capital to fund our anticipated business plan

•

competition from larger and more established transaction processing and acquiring companies, banks, large ISOs, and internet-based providers of similar services that may compete with us now or in the future

We may not be able to raise the additional capital necessary to execute our business strategy and that could result in the curtailment or cessation of our operations.

Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control, including but not limited to economic conditions, regulatory factors, continued high unemployment, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative additional financing is arranged, which would have a material adverse impact on our planned operations.

We may need even more financing earlier than we anticipate if we:

•	expand faster than our internally generated cash flow can support

•	purchase merchant portfolios from a large number of ISOs

•	need to increase merchant portfolio purchase prices in response to competition

•	acquire complementary products, businesses, technologies or residual ISO commissions

If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding shares. We may also decide to issue securities, including debt securities that have rights, preferences, and privileges senior to our Common Stock (although no such plans are currently in place).

The continued volatility of worldwide financial markets may make it more difficult for us to raise capital.

Due to the recent volatility experienced in capital and credit markets around the world, new issuances of debt and equity securities may experience decreased demand. Such adverse changes could increase the cost of borrowing or make it difficult for us to raise additional equity capital.

We remain at risk regarding our ability to conduct successful operations.

The results of our operations will depend, among other things, upon our ability to acquire and successfully integrate into our operations merchant credit and debit card processing and acquisition contracts, operations, and other support tasks. Our operations may be affected by many factors, some known by us, some unknown, and some that are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our strategic relationships are in various stages of development. Unanticipated obstacles can arise at any time that may result in lengthy and costly delays or in a determination that further development of the business plan and ongoing operations are not feasible.

The execution of our business plan to acquire merchant credit and debit card processing and acquisition contracts may take longer than anticipated and could be additionally delayed for reasons outside our control. Therefore, there can be no assurance of timely identification, negotiation, acquisition and integration of merchant credit and debit card processing and acquisition contracts, operations and other support tasks on a cost-effective basis, or that such opportunities will achieve market acceptance such that, in combination with existing or future merchant credit and debit card processing and acquisition contracts under management, they will sustain us or allow us to achieve profitable operations.

Our success will be dependent upon our management team for the foreseeable future.

We believe that our success depends on the continued service of our key executives, including Mr. Montgomery and Mr. Jessen, and our ability to hire additional key employees, when and as needed. Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us. We have no fixed term employment agreement with any individuals and have not obtained key man life insurance on the lives of any of them. The unexpected loss of the services of one or more of our key executives, directors or advisors, or our inability to find suitable replacements, within a reasonable period of time following any such loss, could have a material adverse effect on our ability to execute our business plan and therefore, on our financial condition and results of operations.

The Company has limited experience in the merchant credit and debit card processing and acquisition industry, which could hinder our ability to attract and engage with potential strategic partners and ISO targets.

We cannot assure you that we will be successful in executing our planned activities to the levels that we are seeking. We do not know whether or when we will be able to develop efficient capabilities to acquire, integrate and finance merchant credit and debit card processing and acquisition contracts in sufficient quantities to enable us to successfully execute on our anticipated business plan. Even if we are successful in developing our capabilities and processes, we do not know whether we will sustain our business or continue to satisfy the requirements of our potential strategic relationships and ISO targets, the inability of which could have a material adverse effect on our financial condition and operations.

RISKS RELATED TO OUR COMMON STOCK

There is only a limited public market for our securities.

Our Common Stock is traded on the OTCQB® (formerly the OTC Bulletin Board®) under the trading symbol “CLPI.QB.” Our Common Stock is thinly traded, if traded at all, and a robust and active trading market may never develop. Although some of our outstanding shares of Common Stock are currently so-called “free trading shares”, the holders of most of such shares have agreed with us not to sell such shares before April 13, 2012. Generally speaking, our remaining shares may not be sold into the market unless there is an effective registration statement covering the resale of such shares, or such shares are eligible to be sold under Rule 144. A shareholder who decides to sell some or all of his shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded Common Stock may be highly volatile and not provide the true market price of our Common Stock.

Our stock price could be volatile.

The market prices of securities of financial services-related companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that are expected to contribute to the volatility of the trading price of our Common Stock include, among others:

•	our quarterly results of operations

•	the variance between our actual quarterly results of operations and predictions by stock analysts

•	financial predictions and recommendations by stock analysts concerning companies engaged in financial services-related and companies competing in our market in general, and concerning us in particular

•

public announcements of regulatory changes or new ventures relating to our business, new products or services by us or our competitors, or acquisitions, joint ventures or strategic alliances by us or our competitors

•	public reports concerning our services or those of our competitors

•	the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us

•	large purchases or sales of our capital stock

•	investor perception of our business prospects or the merchant card processing and acquisition industry in general

•	general economic, political, and financial conditions, and the occurrence of natural disasters and terrorist attacks.

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of financial services-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our Common Stock, regardless of our results of operations.

Our issuance of preferred stock could adversely affect the value of our Common Stock.

Our Certificate of Formation provides for the issuance of up to 1,000,000 shares of what is commonly referred to as “blank check” preferred stock. This “blank check” preferred stock may be issued by our Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of our Board of Directors, stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to Common Stock, including conversion price; and (vi) voting rights. The designation of such shares could be dilutive of the interest of the holders of our Common Stock. Our ability to issue such preferred stock could also give our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.

Our Common Stock may be deemed “penny stock” and therefore subject to special requirements that could make the trading of our Common Stock more difficult than for stock of a company that is not “penny stock.”

Our Common Stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Common Stock to resell their shares to third parties or to otherwise dispose of them.

Our executive officers, directors, and major shareholders hold a majority of our Common Stock and may be able to prevent other shareholders from influencing significant corporate decisions.

Our directors and executive officers beneficially own more than 50% of our outstanding Common Stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and may affect the market price of our stock.

We do not currently intend to pay dividends.

We have not paid any cash dividends on our Common Stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our preferred stock, if any, generally prohibits us from paying dividends on our Common Stock unless the holders of the preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of preferred in an amount equal to the dividend per share that such holders would have received had they converted their shares of preferred into shares of Common Stock. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

We need to raise capital, which will cause additional dilution.

In order to execute our business strategy, we will need to raise additional capital. There can be no assurance that we will be able to raise any such additional capital, nor is there any assurance that we will be able to raise such capital on acceptable terms. Any such financing may result in significant dilution to our existing shareholders.

Certain of our advisors and members of our management have potential and actual conflicts of interest with us, which may place such persons at odds with our best interests.

Certain of our advisors and officers have entered into, or are anticipated to enter into, advisory, placement agency, or other agreements with us. In addition, we maintain a marketing and advertising relationship with a wholly-owned subsidiary of A.R.T. Holdings, Inc. (“ART”) with respect to advertisement by our company in Transaction World Magazine, in connection with which we cover all of the magazine’s publishing expenses, less any revenues generated by the magazine. Messrs. Montgomery and Jessen, each of whom is an officer, director, and controlling shareholder of our company, also own and control ART. Potential or actual conflicts exist that could place the interests of these advisors and members of our management at odds with our best interests.

We do not have any independent directors and cannot guarantee that our Board of Directors will in the future have a majority of independent directors. In the absence of a majority of independent directors, our existing directors, who are also significant shareholders, could establish policies and enter into transactions without independent review and approval thereof.

Future sales of large amounts of our Common Stock.

Future sales of our Common Stock by existing shareholders pursuant to an effective registration statement covering the resale of such shares or Rule 144 could adversely affect the market price of our Common Stock. While our controlling shareholders and their affiliates are subject to lock-up agreements that restrict their ability to sell or transfer their shares, sales of a large number of shares of Common Stock in the public market by such controlling shareholders following the expiration or waiver of the lock-up agreements could adversely affect the market price of the Common Stock and could materially impair our future ability to generate funds through sales of our equity securities.

RISKS RELATED TO OUR INDUSTRY

Unauthorized disclosure of merchant and/or cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

In connection with our business, we may become exposed to sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers, and checking account numbers. Although an integral part of our business plan is that we do not expect to hold consumer data or take/accept mass data breach liability, any loss of cardholder data by us or our merchants could result in significant fines and sanctions by credit card brands with which we do business (i.e., Visa, MasterCard, American Express, and Discover) (collectively, “Card Brands”), or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for some or all Card Brands.

In the future, our computer systems could be subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including, but not limited to claims for unauthorized purchases with misappropriated bank card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Card Brands with which we do business.

Although we plan to generally require that our agreements with our service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized use or disclosure of data. In addition, our agreements with financial institutions are expected to require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately enforce these protective measures could result in protracted and costly litigation.

If we fail to comply with the applicable requirements of the Card Brands, some or all of the Card Brands with which we do business could seek to fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we would not be able to conduct our business.

If we are unable to comply with Card Brands’ requirements, the Card Brands with which we do business could seek to fine us, suspend us, or terminate our registrations. The termination of our registration, or any changes in the Card Brands’ rules that would impair our registration, could require us to stop providing Card Brands’ payment processing services, which would make it impossible for us to conduct our business.

We are subject to the business cycles of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that we anticipate will represent a larger portion of our bank card processing volume, such as restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we expect to have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In a recessionary environment, our merchants could also experience a higher rate of business closures and a slowdown in the rate of same-store sales growth that could adversely affect our business and financial condition. In the event of a closure of a merchant, it will be unlikely that we will receive our fees for any transactions processed by that merchant in its final month of operation. In addition, in a recessionary environment, the merchants we serve could be subject to a higher rate of insolvency, which could adversely affect our financial results.

While we plan to service a broad range of merchants, restaurants, bars, and other retailers may represent a significant portion of our merchant base. The failure rate of restaurants and bars is typically high, which may increase our merchant attrition. A reduction in consumer spending, particularly at restaurants and bars, could further increase our rate of merchant attrition and reject losses.

Increased attrition in merchant charge volume due to an increase in closed merchant accounts that we cannot anticipate may reduce our revenues.

We expect to experience attrition in merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account “closures” and contract breaches by, a merchant. In addition, we expect that substantially all of our processing contracts with merchants will provide for termination by either party on relatively short notice, allowing merchants to move their processing accounts to other providers with minimal financial liability and cost. Attrition in merchant charge volume in excess of anticipated levels could have a material adverse effect on our financial condition and results of operations. We cannot accurately predict the level of attrition in the future, particularly in connection with our acquisitions of portfolios of merchant accounts. If the merchants are unable to increase their transaction volume in order to counter the effect of this attrition, or if we experience a higher level of attrition in merchant charge volume than we anticipate, our revenues will decrease.

The payment processing industry is highly competitive and we expect to compete with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence our prices to merchants, and as a result, our operating margins.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Developing and maintaining our growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The current recession could cause future growth in electronic payment transactions to slow when compared to historical rates of growth. In addition, industry competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors on the merchant level and the ISO level are financial institutions, subsidiaries of financial institutions, or well-established payment processing companies, including First Data Corporation, Bank of America Corporation, Global Payments, Inc., Fifth Third Bank, Chase Paymentech Solutions, and Elavon, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we will be able to. These competitors have substantially greater financial, technological, management, and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or offer other products or services that we do not. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services. The primary competitive factors in our industry are price of services rendered and the contractual terms between the merchant and the processor.

We expect to rely on processors and sponsor banks, which will have substantial discretion with respect to certain elements of our business practices, in order to process bank card transactions. If we are unable to secure processor and bank sponsorships, or such processor and bank sponsorships, once secured, are terminated and we are unable to secure new processor and bank sponsors, we will not be able to conduct our business.

Substantially all of our revenue is expected to be derived from Visa and MasterCard bank card transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, reliant upon our relationships with processors to gain access to the Visa and MasterCard networks. If we are unable to maintain our existing relationships with processors, or find replacements therefore, we will not be able to process bank card transactions, which would be materially detrimental to our business.

We expect to be subject to increased operating margin pressure, which could erode our margins and adversely affect our ability to retain merchants and attain and maintain profitability.

We expect to experience increasingly downward pricing pressure from merchants for merchant credit and debit card processing and acquiring services, similar to what many of our competitors have experienced. The services we plan to offer are a commodity and as such are not differentiable except using price. Low barriers to entry to becoming an ISO mean that price competition in the industry is persistent and strong. Our management has noted this trend and does not anticipate that this trend will cease in the near future, if at all. Continued margin erosion could adversely affect our merchant retention and profitability.

We do not own or maintain a processing network and expect to depend on outsourced suppliers for this and other essential service; our inability to obtain and retain such outsourced services would require us to discontinue our operations.

We do not own or maintain a computer system or a software or communications network necessary to process debit or credit card transactions. We expect to depend on outsourced vendors for these and other key functions, including credit card transaction processing, check guarantee and gift and loyalty card processing and provision of point of sale processing equipment. We will therefore be dependent on the continued capabilities of these vendors to provide such services on terms acceptable to us. Should any one of these vendors experience difficulties in providing processing services for any reason, or if we can no longer engage vendors to provide such services, we would be required to discontinue operations.

Current or future bank card network rules and practices could adversely affect our business.

Although no agreement is currently in place, we are negotiating a registration and processing agreement and expect to be registered with the Visa and MasterCard networks through a bank sponsor as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. We also anticipate becoming a sales agent for Discover and American Express. The rules of the bank card networks are set by their boards, which may be strongly influenced by member banks and, in the case of Discover and American Express, by the card issuers. Many banks directly or indirectly sell processing services to merchants in direct competition with our proposed business plan. These banks could attempt, by virtue of their membership in the network, to alter the networks’ rules or policies to the detriment of non-members such as us. The bank card networks or issuers who maintain our registrations or arrangements or the current bank card network or issuer rules that will allow us to market and provide payment processing services may not remain in effect. The termination of our anticipated registration or status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bank card processing volumes, revenues or operating costs. In addition, we expect that if we were precluded from processing Visa and MasterCard bank card transactions, we would be unable to generate meaningful revenues.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We will depend on the efficient and uninterrupted operation of computer network systems, software, data center and telecommunications networks, and other systems upon which we depend, including those outsourced from service providers. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, massive data breach or theft of data, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Any property and business interruption insurance that we may in the future have in place may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties could result in:

•	loss of revenue

•	loss of merchants

•	loss of merchant and cardholder data

•	harm to our business or reputation

•	exposure to fraud losses or other liabilities

•	negative publicity

•	additional operating and development costs

•	diversion of technical and other resources

Adverse economic conditions in markets in which we may obtain a substantial amount of our bank card processing volume, or have a significant concentration of merchant customers or ISO partners, such as in the merchant markets of California, New York, Texas, Florida, Colorado, and New Jersey, or other states, could negatively affect our revenue and could materially and adversely affect our results of operations. In the event our merchants are geographically concentrated in certain markets, we may be exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets.

If we cannot pass increases in bank card network interchange fees along to our merchants, or if legislation limits interchange or other debit and/or credit card transaction or other fees that may be charged, our operating margins may be reduced.

We intend to pay interchange fees and other network fees set by the bank card networks to the card issuing bank for each transaction we process involving their bank cards, although our business model does not contemplate our retention of any of the interchange fees and interchange fees are not part of our anticipated revenue stream. From time to time, the bank card networks may increase the interchange fees and other network fees that they charge payment processors and the sponsoring banks. At its sole discretion, our sponsoring bank may have the right to pass any increases in interchange fees on to us. We may not be able to pass these fee increases along to our merchants through corresponding increases in our processing fee, which may result in a reduction of our anticipated operating margins. In addition, new legislation may limit the interchange fees and other debit and/or credit card transaction fees or other fees that may be imposed on merchants in connection with debit and/or credit card transactions, which may similarly result in a reduction of our anticipated operating margins.

Any acquisitions or portfolio buyouts that we make, and any failure of acquired merchant portfolios to generate expected future returns or to continue processing with our company, could disrupt our business and harm our financial condition.

Our business plan contemplates that we will continue to evaluate potential strategic acquisitions of complementary businesses and assets. We may not be able to successfully finance or integrate any businesses or assets that we seek to or successfully acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our shareholders. While we from time to time evaluate potential acquisitions of businesses and assets, and anticipate continuing to make these evaluations, and are currently engaged in advance discussion with certain ISOs regarding the acquisition of certain residual revenue streams owned thereby, we have no present binding understandings, commitments or agreements with respect to any acquisitions.

Our business plan also contemplates the buy-out of residual commissions of ISOs at multiples that are targeted at up to 2-3 years of such commissions. If the merchants included in the portfolios we purchase do not generate sufficient incremental margin after the purchase, we will not achieve a positive return on the cash expended. Further, merchants in the acquired portfolio(s) may not process with us for a long enough period of time to generate a positive return on investment. Any such failure of an acquired portfolio to generate sufficient incremental margins after the purchase or to continue to process with our company could disrupt our business and harm our financial condition.

Our growth plans depend on completion of acquisitions of merchant portfolios, which require processor consents that we may be unable to obtain.

Our merchant portfolio acquisition strategy requires that processors consent to our acquisition of the ISOs’ merchant portfolios. If processors do not agree to the transfer of ownership of the merchant portfolios from the ISOs to us, our business model will be disrupted and we may no longer be able to continue business as currently contemplated.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We expect to experience seasonal fluctuations in our future revenues as a result of consumer spending patterns, which fluctuations are expected to result in corresponding fluctuations in our quarterly net income.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide the services we provide our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our activities will fall under exceptions to the consumer notice and opt-out requirements contained in this law for third party service providers to financial institutions. The law, however, is new and there have been very few rulings on its interpretation. We believe that current legislation permits us to access and use this information as we currently intend. The laws governing privacy generally remain unsettled, however, even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we intend to offer to our merchants or could impair the value of these services

New and potential governmental regulations designed to reduce, regulate or change interchange costs, network access fees or any other fee charged to a merchant or the terms of merchant contracts, or to require specified data security levels on transactions, or the enactment of any other additional regulations or modifications of existing regulations could adversely affect our results of operations.

Due to changing regulations at various levels of government, we are unable to determine the potential outcomes of the regulations. For example, the “Durbin Amendment” legislation was enacted regulating the basis upon which interchange rates for debit card transactions are made to ensure that interchange rates are “reasonable and proportionate to costs,” which could limit the debit card interchange fees paid by retailers to ISOs, potentially limiting the revenue we could derive from interchange fee markups. The impact on processes and pricing stemming from the Durbin Amendment has been negligible but the likelihood of future similar legislation is uncertain. In addition, federal or state legislation could be enacted that requires ISOs like our Company to be responsible for data security with respect to transactions in which it is involved despite never having access to, or be in possession of, any consumer data. These regulations could have an adverse impact on our economic results due to both reduction in revenues and increase in operating expenses.

RISKS RELATED TO ACQUISITIONS OF RESIDUAL PORTFOLIOS

Revenues generated by acquired portfolios may be less than anticipated, resulting in losses or a decline in profits.

In evaluating and determining the purchase price for a prospective acquisition, we plan to estimate the future revenues from that acquisition based on the historical transaction volume of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we have forecasted, the revenues generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits.

We may have significant impairment charges due to lack of acquisition performance after closing a transaction, which may result in a reduction of carrying value, if our revenues relating to these assets decline.

We will attempt to acquire ISO residual streams. A material decline in the revenues generated from any of our purchased portfolios could reduce the fair value of the portfolio or operations. In that case, we may be required to reduce the carrying value of the related asset. Additionally, changes in accounting policies or rules could affect the way in which we reflect these assets in our financial statements, or the way in which we treat the assets for tax purposes, either of could have a material adverse effect on our financial condition.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially large, unanticipated costs.

Prior to the consummation of any acquisition, we expect to perform a due diligence review of the provider of payment processing services or portfolio of merchant accounts that we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.

We may encounter delays and operational difficulties in completing the necessary links required by an acquisition, resulting in increased costs for, and a delay in the realization of revenues from, that acquisition.

The acquisition of a residual stream will require the transfer of functions and links to our systems and those of our own third party service providers. If the transfer of these functions and links does not occur rapidly and smoothly, delays and errors may occur, resulting in a loss of revenues, increased merchant attrition and increased expenditures to correct the transitional problems, which could preclude our attainment of, or reduce, profits.

Special non-recurring costs associated with acquisitions could adversely affect our operating results in the periods following these acquisitions.

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges, and payments could adversely affect our operating results during the initial financial periods following an acquisition.

Our facilities, personnel and financial and management systems may not be adequate to effectively manage the future expansion we believe necessary to increase our revenues and remain competitive.

We anticipate that future expansion will be necessary in order to increase our revenues. In order to effectively manage our expansion, we may need to attract and hire additional sales, administrative, operations and management personnel. We cannot assure you that our facilities, personnel and financial and management systems and controls will be adequate to support the expansion of our operations. If we fail to effectively manage our growth, our business could be harmed.

RISK FACTORS SPECIFIC TO OUR INDIAN OPERATIONS

DPPL has a single source of revenue, its services agreement with MMPL.

DPPL derives its total revenues from providing services to MMPL. As such, matters that impact MMPL will also impact DPPL, and many risks identified with one are equally applicably to the other.

Common management, but different shareholders and different shareholdings may result in conflicts of interests.

Several members of the executive team managing MMPL also manage DPPL. As such, we are dependent upon their ability to recognize actual and potential conflicts of interest and act in a manner in the best interests of our shareholders.

We anticipate the industry in which MMPL operates will be subject to intense competition in India.

Although we are aware of only one direct competitor to MMPL currently conducting business in India, cellular phone service providers in India, all of which are larger and better financed than MMPL (such as Nokia and Airtel), have announced plans for a mobile money transfer service. We believe that once these and other companies begin to implement their strategy in this area, the competition in India for the services being provided by MMPL will intensify significantly.

MMPL is subject to extensive regulations in India that affect the payments industry, such as the Indian Payments and Settlement Systems Act 2007, under which payment system operators like MMPL operate under the authority and board oversight of the Reserve Bank of India (“RBI”). Although the RBI has reviewed the operations, systems, and processes of MMPL and has licensed it to operate a payments system in India through October 24, 2013, the RBI has the authority to revoke this license at any time should MMPL’s operations not continue to meet the RBI’s standards, primarily relating to the custody of and accountability for consumer funds. Such revocation would seriously and negatively impact our ability to realize our investment in DPPL. In addition, increased regulatory focus in this area could result in additional obligations or restrictions with respect to the services that MMPL provides.

MMPL is subject to the risks faced by new businesses.

MMPL is an early-stage company with a limited operating history and, is therefore, subject to many of the risks and uncertainties faced by new enterprises. There is no assurance that MMPL will be able to manage its business effectively, identify, hire and retain any needed management or technical personnel, further develop and implement its services, obtain third-party contracts or financing, or achieve the other components of its business plan.

MMPL’s services may not gain wide acceptance in the market.

Because the majority of personal payments in India have historically been made in person, in cash, and in advance, we cannot assure you the services provided by MMPL will be generally accepted by the Indian consumer.

MMPL’s operations involve evolving products and technological change, which could make its services obsolete.

We anticipate the services being offered by MMPL will continue to evolve and be subject to technological change. Accordingly, MMPL’s ability to maintain a competitive advantage and build its business requires it to consistently invest in research and development. Many of the companies that we expect to compete with MMPL in the future have greater capital resources, research and development staffs, and facilities than MMPL. MMPL’s services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches.

MMPL’s technology platform will require upgrades.

MMPL’s processing technology platform will require upgrades to meet the company’s business plan, and new problems or delays could develop thus limiting MMPL’s ability to grow.

MMPL’s user technology may not remain an acceptable form of mobile payments.

Though the cellular phone and SMS text messaging technology upon which MMPL’s business model is built is widely used and accepted today, evolutionary and revolutionary technology could necessitate MMPL to completely rebuild is business model, and new problems or delays could develop thus limiting MMPL’s ability to meet its business plan.

Political, economic, social, and other factors in India may adversely affect DPPL’s business.

The ability of DPPL to grow its business may be adversely affected by political, economic, social and religious factors, changes in Indian law or regulations, and the status of India’s relations with other countries. In addition, the economy of India may differ favorably or unfavorably from the U.S. economy in such respects as the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency, and the balance of payments position. According to the World Factbook published by the United States Central Intelligence Agency, the Indian government has exercised and continues to exercise significant influence over many aspects of the economy, and privatization of government-owned industries proceeds at a slow pace. Accordingly, Indian government actions in the future could have a significant effect on the Indian economy, which could have a material adverse effect on the ability of DPPL to achieve its business objectives.

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. These policies have been coupled with the express intention to redirect the government’s central planning function away from the allocation of resources and toward the issuance of indicative guidelines. While the government’s policies have resulted in improved economic performance, there can be no assurance the economic improvement will be sustained. Moreover, there can be no assurance these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India that could, in turn, adversely affect DPPL’s business.

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and DPPL’s business.

Terrorist attacks and other acts of violence could have the direct effect of destroying DPPL’s property causing a loss and interruption of business. According to the World Factbook, religious and border disputes persist in India and remain pressing problems. For example, India has, from time to time, experienced civil unrest and hostilities with neighboring countries such as Pakistan. The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir, a majority of whose population is Muslim, remains unresolved. If the Indian government is unable to control the violence and disruption associated with these tensions, the results could destabilize the economy and, consequently, adversely affect DPPL’s business.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq, Pakistan, and other Asian countries. These events could adversely influence the Indian economy and, as a result, negatively affect DPPL’s business.

Further, India has seen an increase in politically motivated insurgencies and a fairly active communist following. Any uprising from these groups could disrupt DPPL’s business.

Changes in the exchange rate of the Indian Rupee versus the U.S. Dollar may increase volatility and could negatively impact our reported earnings and our ultimate return on our investment.

Because DPPL’s functional currency is the Indian Rupee, their financial results must be converted to U.S. Dollars for purposes of our public reporting. Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate, and a weakening Rupee relative to the U.S. Dollar would cause future earnings to be less valuable. Additionally, the return on our investment in DPPL, if any, may be worth less than expected if the exchange rates are less favorable at the time our investment is realized.

Exchange controls that exist in India may limit DPPL’s ability to utilize its cash flow effectively.

We expect to be subject to India’s rules and regulations on currency conversion with respect to our investments in DPPL. In India, the Foreign Exchange Management Act (“FEMA”), regulates the conversion of the Indian rupee into foreign currencies. However, comprehensive amendments have been made to FEMA to support economic liberalization. Companies in many industries are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding these changes, the Indian foreign exchange market is not yet fully developed and we cannot assure you the Indian authorities will not revert back to regulating companies and imposing new restrictions on the convertibility of the Indian rupee. Any future restrictions on currency exchanges may limit DPPL’s ability to repatriate earnings or make distributions on our investment.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investment in India will incur tax risks unique to investments in India and those in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investment in DPPL may or may not be creditable on U.S. our income tax returns.

We intend to avail ourselves of income tax treaties with India and minimize any Indian withholding tax or local taxes. However, there is no assurance that the Indian tax authorities will always recognize such treaties and their applications.

We may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against DPPL.

DPPL is organized in India, and all of its assets are located in India. As a result, in the event of a dispute between DPPL and us, we may be unable to effect service of process upon DPPL outside of India. In addition, we may be unable to enforce against DPPL judgments obtained in courts of the U.S.

Section 44A and Section 13 of the Indian Civil Procedure Code, 1908, or the Civil Code, govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgment has been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. The United States and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability would not be enforceable in India as such.

However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in India based on a final judgment that has been obtained in the United States, Section 13 of the Civil Code provides that the foreign judgment will be conclusive as to certain matters. The suit must be brought in India within three years of the date of the foreign judgment. It is unlikely, however, a court in India would award damages on the same basis as a court in the United States if an action were brought in India. It is also unlikely an Indian court would enforce judgments obtained in the United States if it viewed the amount of damages awarded as excessive or inconsistent with Indian practice.

In addition, we would also be required to obtain approval from the RBI under the Foreign Exchange Management Act, 1999 to execute such a judgment or to repatriate any money recovered in an Indian court.

Lack of experience investing overseas

DPPL is our first investment outside of the U.S. and the Company’s management team has limited experience with international investments.

We will need to raise additional capital in order to complete our investment in DPPL.

To date, we have raised approximately $1.3 million to meet the initial and ongoing funding requirements (which total $9.7 million) for our investment in DPPL. Although we plan to seek to raise this capital through the sale of our equity securities, we cannot assure you that we will be able to raise such funds on terms acceptable to us, in a timely manner, or at all. If we are unable to raise the capital when needed, we will be limited to a minority equity position in DPPL.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices, comprised of approximately 6,000 square feet of office space, are being provided to us on a month-to-month basis through a sublease with ART, an entity owned and controlled by Messrs. Montgomery and Jessen, each of whom are officers, directors, and controlling shareholders of our Company. The lease rate for the space is $3,000 per month. We believe our current facility has the capacity to meet our needs for the foreseeable future, and that alternate or additional space is readily available near our current location should we need to move or acquire additional space. See Item 13 “Certain Relationships And Related Transactions, And Director Independence” herein.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates is a party adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the OTCBB on March 4, 2009, and now trades on the OTCQB® under the symbol CLPI.OB. The market for the Company’s Common Stock has been limited, volatile, and sporadic and could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors, and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for years 2011 and 2010. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2011
First Quarter	$3.00	$2.50
Second Quarter	$3.25	$0.31
Third Quarter	$3.25	$3.25
Fourth Quarter	$3.25	$3.25

Year Ended December 31, 2010
First Quarter	$0.05	$0.03
Second Quarter	$4.00	$0.03
Third Quarter	$3.00	$1.60
Fourth Quarter	$3.00	$2.20

The last sale price of our Common Stock reported by Yahoo Finance on March 26, 2012, was $3.25.

Description of Securities

Common Stock

Shares Outstanding

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share. Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. Records of our stock transfer agent indicate that as of March 19, 2012, we had 98 holders of record of our Common Stock, all of who held lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in “street name.” As of March 19, 2012, we had 19,321,030 shares of Common Stock outstanding.

At December 31, 2011, we had warrants and options outstanding to purchase 2,146,968 shares of our Common Stock at prices ranging from $1.00 to $2.50 (weighted average price $1.18). If all outstanding convertible securities were convertible today and so converted, the Company would have 21,450,768 shares of Common Stock outstanding.

Registration Rights

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from HD Special-Situations II, LP, an unrelated lender, to acquire residual portfolios. Under the terms of the credit facility, the Company issued the lender a warrant to acquire up to 804,467 shares of the Company’s Common Stock at $1.00 per share exercisable on a cashless basis. The warrants expire in five years and shares issued upon exercise of the warrants have “piggy back” registration rights.

Except for the Common Stock issuable upon exercise of the warrants, the Company has not agreed to register any of our Common Stock under the Securities Act of 1933.

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

Dividends

We have not paid dividends on our Common Stock nor do we anticipate doing so in the foreseeable future. We have one class of Preferred Stock outstanding with dividend rights that have priority over any dividends payable to holders of our Common Stock. We are prohibited from paying dividends pursuant to the terms of our existing credit facility.

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Messrs. Montgomery, Jessen, and Cagan collectively own approximately 60% of our outstanding shares and are able to elect all of our directors.

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

Mandatory Conversion

On May 27, 2011, each outstanding share of Series A Preferred converted into 100 shares of Common Stock. As such, the Company has no preferred shares outstanding at December 31, 2011.

Warrants

During 2011 and 2010, in connection with the issuances of Series A Preferred, and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of up to 1,142,501 shares of Common Stock. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.07) and expire 5 years from the date of grant.

In April 2011, in connection with obtaining an $8.0 million acquisition credit facility the Company issued warrants exercisable for 804,467 shares of Common Stock to the lender. The exercise price of the warrants is $1.00 per share and they expire 5 years from the date of grant. See Note 5 to the financial statements entitled “Long-Term Debt” for additional details of the credit facility.

Securities Authorized for Issuance under the 2011 Equity Incentive Plan

On April 13, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) authorizing the Company to issue an aggregate of 2,000,000 shares of our Common Stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance share, and performance unit under the Plan. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan was subsequently approved by shareholders at the Annual Meeting of Shareholders on June 7, 2011.

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using the Black-Scholes option pricing model and included in General and Administrative expenses in the Company’s Statements of Operations. During the year ended December 31, 2011, $58,933 of expense was recognized in connection with equity awards granted pursuant to the Plan.

Recent Sales of Unregistered Securities

To fund its initial investment in DPPL on March 23, 2012, the Company completed a private placement pursuant to which it sold 733,334 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $1,100,000, and net proceeds to the Company of $1,078,750 after placement agent fees of $21,250. On the same date, the Company incurred $150,000 of subordinated debt pursuant to its $2 Million Subordinated Debt Offering as describe in detail in a Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference.

The subordinated debt is secured by a first-priority lien on substantially all of the Company’s assets, but is subordinated to any thereafter-created senior debt and subordinated debt issued pursuant to the $3 Million Subordinated Debt Offering (see 8-K of January 6, 2011, noted above). The subordinated debt bears interest at a rate of 12% annually, paid monthly in arrears, and all principal is due March 23, 2014. Holders of the debt received warrants of 30% of the face amount of the notes they acquired resulting in our issuance of 22,500 warrants on our Common Stock.

A company who’s shareholders include Harold Montgomery, the Company’s Chairman and Chief Executive Officer, and members of his family, purchased all $150,000 of the subordinated debt issued in connection with the investment in DPPL and described above under “Recent Sales of Unregistered Securities”. In addition, David Pilotte, the Company’s Chief Financial Officer, paid $25,000 in exchange for 16,667 of the shares issued to finance the investment.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D and Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions, or were non-U.S. persons. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals represented that they were each and “accredited investor” as defined in Regulation D or non-U.S. person as defined in Regulation S at the time of issuance of the securities, and that it was acquiring such securities for its own account and not for distribution. All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

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

	2011	2010	2009	2008	2007
Balance Sheets
Residual portfolios acquired, net	$5,824,481	$1,642,064	$—	$—	$—
Total assets	$8,156,911	$3,415,389	$93,879	$130,298	$10,332
Long-term debt, gross	$5,250,000	$1,550,000	$—	$—	$—

Statements of Operations
Revenues	$2,809,075	$—
Net loss	$(2,091,577)	$(1,489,456)	$(26,897)	$(53,581)	$(4,868)
Loss per common share - basic and diluted	$(0.11)	$(0.08)	$—	$—	$—

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

Results of Operations

2010

During 2010, the Company prepared to launch its new business plan as it completed development of its business model, recruited an executive team, and raised financing, all setting the stage to commence operations in 2011. As such, the Company generated no revenue in 2010 and incurred only general and administrative expenses totaling $1,422,151 for the year and comprised primarily of compensation and benefits $710,273; legal and accounting fees $246,664; investor relations $136,918, and other $328,296.

Of the 2010 G&A expenses detailed above, $211,917 (15%) represents non-cash charges. Such charges stem from the issuance of Common Stock for public relations and analyst coverage and warrants exercisable for our Common Stock for investor relations services.

Of the compensation and benefits noted above, $480,000 (67%) represents 2010 cash salaries and bonuses of our officers and directors, the payment of which was deferred until sufficient cash is available. Of this, $120,000 was paid in 2011, and the balance remains outstanding at December 31, 2011.

2011

During 2011, the Company recognized its first revenue (January), passed break-even cash flow from operations (June), and invested approximately $5.0 million (gross) in residual portfolios in a series of 7 separate transactions. As planned, the acquisitions were generally made for a combination of cash and Common Stock and included performance metrics designed to produce stable and reliable cash flows for the Company. Pricing for the acquisitions were somewhat higher than originally expected by the Company, but well within an acceptable range. Acquiring residuals gave rise to $811,917 “Amortization of the residual portfolios acquired” (non-cash charges) reflected in the Statements of Operations as further described herein under “Critical Accounting Policies and Estimates”.

The Company also arranged an $8.0 million acquisition credit facility to support current and future acquisitions. The credit facility was established, in part, through the issuance of 5-year warrants for 804,467 shares of the Company’s Common Stock exercisable at $1.00 per share. These warrants, valued at $1,897,737, along with $323,640 in fees and expenses, gave rise to the remaining $1,480,918 “Deferred financing costs” included on the Balance Sheets and $740,459 of “Amortization of deferred financing costs” reflected on the Statements of Operations.

We believe the Company’s administrative support arrangement with Transaction World Magazine served us well in the current year. Being our primary means to keep our name in front of potential residual portfolios sellers, the magazine published 9 monthly issues in 2011 distributing more than 117,000 copies in total. Our estimates indicate each copy has a “pass-around” rate of four times, leading to a potential audience of nearly one-half of a million views annually at a cost of $.21 each. Not only does the magazine maintain the Company’s presence in the marketplace, it also provides an opportunity to share with the ISO community and other interested parties recent developments in the industry and our thoughts on what they mean for the industry. Additionally, through a series of guest commentaries from notable experts in the industry, we attempt to keep the ISO community informed on matters of strategic importance. Costs of producing and distributing the magazine totaled $142,371 in 2011, and generated advertising revenue of $44,000.

General and administrative expense for the year totaled $2,009,839 and was comprised primarily of compensation and benefits of $1,319,772 (including $58,933 in non-cash charges for equity awards for management); management advisory fees of $174,000; legal and accounting fees of $221,934; and other of $294,133.

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

•	Valuation of warrants and options

•	Amortization of residual portfolios

As our operations expand, we may identify additional critical accounting policies in the future.

Valuation of Warrants and Options

Warrants and options are accounted for in accordance with Accounting Standards Codification (“ASC”) 505-10 “Costs of an Equity Transaction” or 505-50 “Equity-Based Payments to Non-Employees”, depending upon the nature of the transaction and the relationship with the recipient. The Company’s warrants and options are settled in physical delivery of unregistered shares. As such, the warrants and options are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized. During 2011, the Company recorded warrants and options valued as $2,510,997 and recognized amortization of such totaling $1,237,146.

Amortization of Residual Portfolios Acquired

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived from each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” During 2011, the Company recognized $811,917 in amortization of residual portfolios.

Recently Issued and Newly Adopted Accounting Pronouncements

For the year ended December 31, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

During 2011 the Company raised an additional $1.0 million in subordinated debt and secured an $8.0 million credit facility, both to be used solely to acquire additional residual portfolios an not for general working capital purposes. Of the credit facility, at December 31, 2011, $2.7 million was drawn, leaving $5.3 million available as suitable residual portfolios are found. Additionally, the lender has indicated a willingness to expand the credit facility under circumstances yet to be determined.

Since September 2011, the Company has generated positive cash flow from operations. Using that cash flow, along with the credit facility and funds remaining from the issuance of subordinated debt, the Company expects to acquire additional residual portfolios we anticipate will generate sufficient cash flow to meet our operating needs for the foreseeable future. Though we are in discussions with multiple parties to acquire additional residual portfolios, no assurance can be given that the Company will be able to complete such acquisitions on terms it deems acceptable.

However, in October and November 2012, a total of nearly $1.6 million of the Company’s subordinated debt will mature and cannot be satisfied through cash flow from operating activities. Such amount has been reflected in the Balance Sheet as “Current portion of long-term subordinated debt, net [of discount]”. It is the Company’s intent to either 1) refinance the debt with other debt or equity instruments, 2) renew such debt on similar terms and conditions, or 3) convert such amounts to equity. No discussions have been initiated with the holders of such debt, and no assurance can be given as to the success of this strategy.

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

Based upon our executives’ experience of acquiring residual portfolios (see biographical information in Part III Item 10 herein), the long-term attrition rate of acquired portfolios typically ranges between 1.4% and 1.6% per month. Within any given year, attrition rates can display some seasonality with rates moving upward toward year end and the holiday season, but usually then returning to the long-term trend of between 1.4% and 1.6% per month following year end. There have been atypical instances of short-term fluctuations caused by factors other than seasonality.

Based upon our current residual portfolios, an increase of 1.0% per month of long-term attrition rates over the rate used to underwrite the portfolio’s acquisition results in an approximate 25% reduction in expected cash flows over the expected life of the portfolio, with the reduction being somewhat limited by the existence of a fixed component of credit card merchant fees (i.e. minimum monthly fees, statement fees, equipment charges, etc.). A 1.0% decrease per month of long-term attrition rates below the rate used to underwrite the portfolio’s acquisition results in an approximate 56% increase in expected cash flows over the expected life of the portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CALPIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calpian, Inc.

We have audited the accompanying balance sheets of Calpian, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company began generating positive cash flow from operations in September 2011 however, the Company has subordinated debt maturing within the next twelve months that cannot be satisfied through cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

March 28, 2012

CALPIAN, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and equivalents	$367,661	$1,735,521
Prepaid insurance	17,309	16,304
Other current assets	31,542	11,500

Total current assets	416,512	1,763,325

Non-Current Assets
Cash restricted to acquisition of residuals	425,000	—
Residual portfolios acquired, net	5,824,481	1,642,064
Deferred financing costs	1,480,918	—
Intangible assets acquired, at cost	10,000	10,000

Total assets	$8,156,911	$3,415,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Deferred compensation of officers, directors, and executives	$360,000	$480,000
Accrued expenses payable to officers, directors, and affiliates	202,350	214,916
Current portion of long-term subordinated debt, net	1,201,312	—
Accounts payable	23,415	23,518
Interest payable	25,500	33,194
Note payable	7,536	10,617
Accrued expenses	35,710	8,306

Total current liabilities	1,855,823	770,551

Senior notes payable	2,700,000	—
Subordinated notes payable	1,000,000	1,550,000
Discount on subordinated notes payable	(415,751)	(755,746)

Long-term debt	3,284,249	794,254

Commitments and contingencies

Shareholders’ Equity
Series A Convertible Preferred Stock, par value $.001, liquidation preference of $100 per share, 100,000 shares authorized, 23,836 shares issued and outstanding at December 31, 2010	—	2,215,356
Common stock, par value $.001, 200,000,000 shares authorized, 19,303,800 and 16,674,140 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	19,304	16,674
Additional paid-in capital	6,680,238	1,209,680
Accumulated deficit	(3,682,703)	(1,591,126)

Total shareholders’ equity	3,016,839	1,850,584

Total liabilities and shareholders’ equity	$8,156,911	$3,415,389

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010
Revenues
Residual portfolio revenues	$2,765,075	$—
Advertising revenues	44,000	—

Total revenues	2,809,075	—
Costs of revenues
Amortization of residual portfolios acquired	811,917	—
Publishing and distribution costs	142,371	—
Portfolio acquisition costs	133,559	—
Portfolio servicing costs	63,900	—
Other	27,762	—

Total costs of revenues	1,179,509	—

Gross profit	1,629,566	—

Operating expenses
General and administrative	2,009,839	1,422,151

Total operating expenses	2,009,839	1,422,151

Operating loss	(380,273)	(1,422,151)
Amortization of deferred financing costs	740,459	—
Amortization of discount on subordinated notes payable	545,634	—
Interest expense, net	406,437	37,305
Other expense	—	30,000

Total other expenses	1,692,530	67,305

Loss before taxes	(2,072,803)	(1,489,456)
Provision for income taxes	18,774	—

Net loss	$(2,091,577)	$(1,489,456)

Loss per share, basic and diluted	$(0.11)	$(0.08)
Weighted average number of shares outstanding, basic and diluted	18,306,795	17,691,735

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	20,000,000	$20,000	$147,795	$(103,346)	$64,449
Issuance of Series A Preferred Stock, net of expenses	23,836	2,215,356					2,215,356
Issuance of warrants for debt					755,746		755,746
Common stock issued/issuable for services			125,000	125	149,925	(50)	150,000
Issuance of warrants in connection with securities offering					92,572		92,572
Issuance of warrants for services					61,917		61,917
Contribution of common stock from shareholders			(3,450,860)	(3,451)	1,725	1,726	—
Net loss						(1,489,456)	(1,489,456)

Balance, December 31, 2010	23,836	2,215,356	16,674,140	16,674	1,209,680	(1,591,126)	1,850,584
Acquisition of residual portfolios			246,060	246	746,588		746,834
Equity awards to management					58,933		58,933
Warrants issued to lender					1,897,738		1,897,738
Issuance of warrants for debt					554,327		554,327
Conversion of Series A Preferred	(23,836)	(2,215,356)	2,383,600	2,384	2,212,972		—
Net loss						(2,091,577)	(2,091,577)

Balance, December 31, 2011	—	$—	19,303,800	$19,304	$6,680,238	$(3,682,703)	$3,016,839

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,091,577)	$(1,489,456)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred financing costs	740,459	—
Amortization of residual portfolios acquired	811,917	—
Amortization of discount on subordinated notes payable	545,634	—
Equity awards to management	58,933	—
Stock and warrants issued for services	—	211,917
Changes in operating assets and liabilities:
Prepaid insurance	32,229	14,999
Other current assets	(20,042)	(11,500)
Deferred compensation of officers, directors, and executives	(120,000)	480,000
Accrued expenses	27,404	7,976
Accrued expenses payable to officers, directors, and affiliates	(12,566)	214,916
Accounts payable	(103)	21,518
Interest payable	(7,694)	33,194

Net cash used in operating activities	(35,406)	(516,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(4,247,500)	(1,642,064)
Intangible assets acquired	—	(10,000)

Net cash used in investing activities	(4,247,500)	(1,652,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes payable	2,700,000	—
Proceeds from issuance of subordinated notes payable	1,000,000	—
Proceeds from issuance of subordinated notes payable, restricted	(425,000)	1,550,000
Proceeds from sale of preferred stock, net of cash expenses	—	2,307,928
Repayment of shareholder advances	—	(27,100)
Payments on note payable	(36,315)	(20,686)
Deferred financing costs	(323,639)	—

Net cash provided by financing activities	2,915,046	3,810,142

(Decrease) increase in cash and equivalents	(1,367,860)	1,641,642
Cash and equivalents, beginning of year	1,735,521	93,879

Cash and equivalents, end of year	$367,661	$1,735,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$414,131	$—

Income taxes paid	$—	$—

Non-cash transactions:
Warrants issued in connection with financing transactions	$2,452,065	$92,572
Common stock issued for acquisition of residual portfolios	$746,834	$—
Retirement of shares	$—	$1,725
Discount on subordinated notes payable	$554,327	$755,746
Insurance premium financed with note payable	$33,234	$31,303

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DISCLOSURE

Development Stage/Going Concern Uncertainty

During 2010, the Company was in the development stage with no revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements for 2010 represent the amounts during its development stage activities With the acquisition of residual portfolios on December 31, 2010, the Company exited the development stage by generating revenue beginning in January 2011.

Since September 2011, the Company has generated positive cash flow from operations. Using that cash flow, along with the credit facility and funds remaining from the issuance of subordinated debt, the Company expects to acquire additional residual portfolios we anticipate will generate sufficient cash flow to meet our operating needs for the foreseeable future.

However, in October and November 2012, a total of nearly $1.6 million of the Company’s subordinated debt will mature and cannot be satisfied through cash flow from operating activities. Such amount has been reflected in the Balance Sheet as “Current portion of long-term subordinated debt, net [of discount]”. It is the Company’s intent to either 1) refinance the debt with other debt or equity instruments, 2) renew such debt on similar terms and conditions, or 3) convert such amounts to equity. No discussions have been initiated with the holders of such debt, and no assurance can be given as to the success of this strategy.

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

(2) SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the year ended December 31, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Cash and Equivalents

The Company considers cash deposits and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had no highly liquid investments. The Company maintains deposits, primarily in two financial institutions, which may, at times, exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Residual Portfolios Acquired

Residual portfolios acquired represent our investment in recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States. Such residual portfolios are acquired for long-term investment and are expected to be held-to-maturity defined as a point where cash flows generated by the portfolio are nominal. Although history within the industry indicates the cash flows from such residual income streams are reasonably predictable, at the point of acquisition, the Company’s right to receive cash flows is predicated upon future purchases by consumers at merchants included in the portfolio we acquired.

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” At December 31, 2011, the expected amortization period is between 10 and 12 years, and no residual value is likely.

	2012	2013	2014	2015	2016	Thereafter
Estimated amortization expense in future years	$1,037,489	$912,841	$797,728	$657,468	$529,225	$1,889,730

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment was recorded for the year ended December 31, 2011 or 2010.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the carrying values of cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at December 31, 2011 and 2010, due to their short maturities. We believe the carrying value of our senior debt, note payable, and subordinated notes payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue from its residual portfolios based upon actual cash receipts from residual portfolios acquired and advertising revenue in Transaction World Magazine based upon publication date.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260-10-55, “Earnings per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of our $.001 par value common stock (“Common Stock”) outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of our Common Stock outstanding plus all potentially dilutive securities outstanding during the period. Such potentially dilutive securities consist of convertible preferred stock, non-vested restricted shares, warrants, and options.

In calculating EPS for the year ended December 31, 2010, no recognition was given to 23,836 potentially dilutive convertible preferred shares and 642,501 warrants. In calculating EPS for the year ended December 31, 2011, no recognition was given to warrants and options exercisable for 2,146,968 shares of our Common Stock. Due to the net loss applicable to common shareholders in each of the years, such securities would have been anti-dilutive.

In the event of stock dividends and stock splits, the weighted average number of shares outstanding used in computing basic and fully diluted earning per share are adjusted retroactively for all periods presented.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During each of the periods presented, the Company had no net tax provision, current or deferred.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not the position will be sustained on audit. The second step requires the Company to estimate the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates its uncertain tax positions on a periodic basis based on factors such as changes in facts and circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.

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

Warrants and Options

Warrants and options are accounted for in accordance with ASC 505-10 “Costs of an Equity Transaction” or 505-50 “Equity-Based Payments to Non-Employees”, depending upon the nature of the transaction and the relationship with the recipient. The Company’s warrants and options are settled in physical delivery of unregistered shares. As such, warrants and options are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized.

Transaction World Magazine

Due to its strategic value in marketing Calpian to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have funded all of the magazine’s expenses, net of advertising revenue, since March 2011. Such net expenses averaged approximately $21,500 per month. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity.

(3) RESIDUAL PORTFOLIOS ACQUIRED

On December 31, 2010, the Company acquired its first residual portfolio. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $1,642,064 in cash. The transaction included customary terms including representations and warranties, covenants, confidentiality terms, and indemnification provisions.

During the year ended December 31, 2011, the Company acquired residual portfolios in a series of 7 transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $4,247,500 in cash and issued an aggregate of 246,060 shares of Common Stock valued at $746,834. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and most include performance metrics ranging from 36 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) NOTE PAYABLE

On June 3, 2011, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,234 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,801 per month through March 2012.

(5) LONG-TERM DEBT

Subordinated Debt

On December 31, 2010, the Company issued $1,550,000 of subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. In July 2011, the Company issued an additional $1.0 million of such subordinated notes payable. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but are subordinated to any thereafter-created senior debt (including the $8.0 million senior secured credit facility described below). The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and July 2013. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding. See additional discussion of the warrants under Note (6) Capital Stock, herein.

In connection with the December 2010 issuance of subordinated notes we issued to holders of the subordinated debt warrants to acquire up to 582,500 shares of our Common Stock valued at $755,746 using the Black-Scholes option pricing model. In connection with the July 2011, we issued to holders of the subordinated debt warrants to acquire up to 500,000 shares of our Common Stock valued at $554,327 using the Black-Scholes option pricing model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under Note (6) Capital Stock, herein.

Acquisition Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios. Pursuant to the credit facility, the Company borrowed $2.7 million on August 26, 2011, and can borrow the remainder in up to three additional draws on or before August 26, 2012. When drawn, the promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principal is due within 24 months of closing, with an option to extend for an additional 12 months. The credit facility includes up to a 4% prepayment penalty if amounts borrowed are repaid within the first 12 months, and is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, paid the lender and third parties administrative fees and expenses totaling $43,639, and issued the lender warrants to acquire up to 804,467 shares of its Common Stock at $1.00 per share. The warrants, valued at $1,897,738 using the Black-Scholes option pricing model, were recorded as a part of the “Deferred Financing Costs” on the Balance Sheet at September 30, 2011, and are being amortized over the 24-month life of the underlying credit facility. The warrants expire in five years and shares acquired by exercise of the warrants have “piggy back” registration rights. The credit facility also contains representations, warranties, conditions, confidentiality terms, indemnification provisions and covenants that are typical for this type of credit facility, including that the Company maintain minimum cash balances and EBITDA amounts and generate minimum revenue, each measured monthly. The lender has indicated a willingness to expand the credit facility under circumstances yet to be determined.

(6) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the OTCQB® under the trading symbol “CLPI.OB.”

At December 31, 2011, the Company had 200,000,000 shares of Common Stock authorized and 19,303,800 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have issued warrants and options to purchase 2,146,968 shares of our Common Stock (see “Preferred Stock” and “Warrants” and “Options” below). We have not agreed to register any of our Common Stock, Preferred Stock, or Warrants for resale under the Securities Act of 1933, as amended, although the Common Stock issuable upon exercise of the warrants to acquire up to 804,467 shares of the Company’s Common Stock that are held by the lender described in Note 5, “Long-Term Debt,” have “piggy back” registration rights.

Preferred Stock

At December 31, 2011, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”), but no shares outstanding.

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

At December 30, 2010, the Company had issued 23,836 shares of Series A Preferred resulting in gross proceeds to the Company of $2,383,600 and net proceeds after cash expenses of $2,307,928. In connection with the issuance of Series A Preferred, we issued warrants to acquire 35,001 shares of our Common Stock valued at $92,572 using the Black-Scholes model to individuals acting as placements agents, including 19,251 warrants to a related party (see (7) RELATED PARTIES.) The Company expects to use the net proceeds of this offering for general working capital and to fund the acquisition of credit card residual streams.

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

Warrants

During 2010 in connection with the issuances of Series A Preferred and subordinated notes payable, and the provision of investor relations services, the Company issued warrants exercisable for an aggregate of up to 642,501 shares of Common Stock valued at $910,235 using the Black-Scholes option pricing model.

In April 2011, in connection with obtaining an $8.0 million acquisition credit facility, the Company issued warrants exercisable for up to 804,467 shares of Common Stock to the lender valued at $1,897,738 using the Black-Scholes option pricing model. In July 2011, in connection with the issuance of an additional $1,000,000 of subordinated notes, we issued warrants exercisable for up to 500,000 shares of Common Stock to the lender valued at $554,327 using the Black-Scholes option pricing model. See Note 5 “Long-Term Debt” for additional details of the warrants.

Warrants outstanding at December 31, 2011 are as follows:

Purpose	Outstanding	Exercise Price	Expiration Date
Series A Preferred	32,501	$1.00	8/14/2015
Series A Preferred	2,500	$1.00	9/30/2015
Investor Relations Services	25,000	$1.00	12/1/2015
Subordinated Debt	500,000	$1.00	12/31/2015
Subordinated Debt	82,500	$2.00	12/31/2015
Senior debt	804,467	$1.00	4/28/2016
Subordinated debt	500,000	$1.00	7/29/2016

Total warrants outstanding	1,946,968

Weighted average price		$1.04

Options

2011 Equity Incentive Plan

On April 13, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company. The Plan was subsequently approved by shareholders at the Annual Meeting of Shareholders on June 7, 2011.

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using the Black-Scholes option pricing model with an initial expected holding period of 6.5 years from the date of grant and volatility based upon movements in the price of the Company’s underlying Common Stock. The expense is included in General and Administrative expenses in the Statement of Operations. During the year ended December 31, 2011, $58,933 of expense was recognized in connection with equity awards granted pursuant to the Plan.

(7) INCOME TAXES

The Company is a taxable corporation but, due to net losses, had no tax provision or liability in 2011 or 2010.

At December 31, 2011, the Company had approximately $2,124,864 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

Deferred Tax Assets	2011	2010
NOLs/ Tax Credits	$743,755	$14,918
Start-up and Organization Costs	—	491,383
Intangibles	449,603	—

Net Non-Current Deferred Taxes	$1,193,358	$506,301

Net Asset	$1,193,358	$506,301
Valuation Allowance	(1,193,358)	(506,301)

Total Net Asset	$—	$—

Income tax NOLs for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	Year ended December 31,
	2011	2010
Tax Rate Reconciliation	Tax Effected at 34%
Loss before taxes	$(711,136)	$(506,415)
Permanent Items	20,797	114
State Taxes	18,776
State Taxes, fed effect	(6,384)
Valuation Allowance	704,058	506,301
Perm True Ups	(7,337)

	$18,774	$—

The Company files tax returns in the U.S. and Texas and is currently subject to a three-year statute of limitations by in all tax jurisdictions. The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10. The Company recognized no increase in the liability for unrecognized tax benefits. The Company had no tax positions at December 31, 2011 or 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

(8) RELATED PARTIES

Amounts Payable to Officers, Directors, and Affiliates

A tentative payout schedule, based upon cash flow, has been developed for the amounts owed to officers, directors, and affiliates that would extend the payout period of the following amounts through mid-2012.

Deferred Compensation of Officers, Directors, and Executives

During 2010, salaries, wages, and bonuses for our officers, directors, and executives totaling $480,000 were deferred. At December 31, 2011, such amounts yet to be paid totaled $360,000.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, provided the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and office expenses. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. Rent expenses totaled $36,000 and $18,000 in 2011 and 2010, respectively. At December 31, 2011, such expenses yet to be paid totaled $85,699.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At December 31, 2011, amounts owed to CMCP under the agreement totaled $116,000, and such amounts are expected to be paid through mid-2012.

Unreimbursed Expense Reports

Amounts due to officers and employees for unreimbursed travel and expense reports totaled $651 at December 31, 2011.

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

The agreement with CFSC was terminated effective February 10, 2012, by mutual agreement.

Acquisition of Residual Portfolios

Pursuant to a Residual Purchase Agreement (the “CRPV Purchase Agreement”) between the Company and Calpian Residual Partners V, L.P. (“CRPV”) dated December 31, 2010, the Company acquired CRPV’s right to receive certain merchant residual payments that will, commencing as of the closing of the transaction, generate monthly residual payments (the “CRPV Residuals”). The Company’s first payments were received beginning in January 2011. In exchange for the residuals, the Company paid to CRPV a cash amount equal to $1,134,564. CRPV is required to maintain in full force and effect a merchant customer services contract with a third party with respect to the CRPV Residuals acquired by the Company. The CRPV Purchase Agreement also contains other customary terms, including, but not limited to, customary representations and warranties, covenants, confidentiality terms, and indemnification provisions. Mr. Harold Montgomery and Mr. Craig Jessen, both of who are directors, executive officers, and controlling shareholders of the Company, are founders, controlling shareholders, directors, and executive officers of CRPV. As a result, Messrs. Montgomery and Jessen may be deemed to have a direct material interest in the transactions under the CRPV Purchase Agreement. The purchase price was equal to the outstanding debt obligation of CRPV to its lender who held a lien against the residual portfolio asset.

(9) SUBSEQUENT EVENTS

Investment in Electronic Payments Company

On March 28, 2012, the Company invested $1.3 million and has agreed, in principle, to issue 1,845,385 shares of its Common Stock, in exchange for an approximate 15% equity interest in a newly formed company, Digital Payments Processing Limited (“DPPL”), a company organized under the laws of India and headquartered in Mumbai, India. The issuance of the shares is contingent upon the lead founder delivering certain assurances from the company’s existing shareholders. DPPL has entered into a services agreement with My Mobile Payments Limited (“MMPL”), a company organized under the laws of India and headquartered in Mumbai, India, which owns a payment processing service known as Money on Mobile (“MoM”) that allows individuals to use their cellular phone to make routine payments and to move money using simple text messaging (SMS technology).

Calpian has structured its investment in DPPL as an initial and second funding totaling $2.5 million, then quarterly tranches of approximately $1.2 million each occurring over the following 6 quarters and resulting in a total expected investment of $9.7 million, and a total of 6,123,077 shares of its Common Stock issued ratably over the 6 quarters. A total of 4,863,077 of the shares are subject to being reclaimed by Calpian if certain financial performance metrics are not achieved. To date, Calpian has raised approximately $1.3 million through issuing a combination of Common Stock and subordinated debt to meet the initial funding requirement, and expects to raise the remaining funds through additional private placements of its Common Stock. At the end of the investment series, Calpian expects to own approximately 74% of DPPL with the remainder held by its management team.

Acquisition of Residual Portfolio

On February 29, 2012, the Company acquired an additional residual portfolio in a follow-on transaction with a prior seller paying an aggregate of $392,000 and issuing 17,230 shares of its Common Stock.

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

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures as of December 31, 2011, were effective.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon our evaluation, we have determined that, as of December 31, 2011, there were material weaknesses in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively. In light of these material weaknesses, management has concluded that, as of December 31, 2011, the Company did not maintain effective internal control over financial reporting.

During 2011, our accounting staff consisted of a two individuals, our Chief Financial Officer and a Senior Accountant. In order to improve the lack of segregation of duties in the future, we may add to our accounting staff, but only modestly. Except for purposes of building and maintaining an environment of strong internal controls over financial reporting, our business model does not require an accounting staff beyond two or three individuals. As such, the Company may never achieve an effective control environment completely lacking of material control weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel making compliance with Section 404—especially with segregation of duty control requirements – very difficult, if not impossible, and cost prohibitive. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

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

On April 23, 2010, certain of the Company’s shareholders (the “Purchasers”), which currently represent approximately 85% of the Company’s shares of outstanding Common Stock, and Cagan Capital, LLC (“CC”), a limited liability company managed and controlled by Mr. Cagan, entered into a Shareholders’ Agreement, dated April 23, 2010 (the “Shareholders’ Agreement”), pursuant to which, among other things, the Purchasers agreed to vote all Company shares held by them in order to elect the nominee of CC as a Director of the Company. The Shareholders’ Agreement has a two (2) year term.

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer and Secretary

Mr. Montgomery, age 52, has been Chairman of the Board, Chief Executive Officer, and Secretary of the Company since April 2010. A co-founder of the Company, in 1987 Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company. While a full-time employee of ART Holdings, Inc., Mr. Montgomery led a team doing business under the name “Calpian,” who acquired over 200 ISO merchant processing portfolios between 2003 and 2009. Mr. Montgomery continues to serve ART as a director and executive officer. From 1985 to 1987, Mr. Montgomery worked for Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance. In 1993, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

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

Craig A. Jessen, President and Director

Mr. Jessen, age 53 has been President and Director of the Company since April 2010. From 2001 to 2009, he served as President and Chief Operating Officer of ART. While an employee of ART, Mr. Jessen was the operating executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999). Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business. At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow. In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including, but not limited to, the areas of risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow and staffing levels. Mr. Jessen continues to serve ART as a director and executive officer. From 1987 to 1990 Mr. Jessen worked at Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986 with InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984 with United Parcel Service, a worldwide shipping, freight, logistics and supply chain management company, out of its Dallas, Texas offices.

Mr. Jessen earned his BBA from the University of Texas at Arlington in 1984, and his MBA from Southern Methodist University in 1987.

Mr. Jessen brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

David N. Pilotte, Chief Financial Officer

Mr. Pilotte, age 53, has been Chief Financial Officer of the Company since April 2010. In 1996 Mr. Pilotte formed an independent consulting practice, DNP Financial, LLC, located in Plano, Texas, through which he has advised and continues to advise small and middle-market companies on matters of accounting, corporate finance, public reporting, due diligence, debt restructuring, and profit improvement and has served, on occasion, as an interim executive. From June 2007 to February 2008, Mr. Pilotte served as Chief Financial Officer of Omniflight Helicopters, an Addison, Texas based company providing air ambulance services nationwide. From October 2004 to June 2006, Mr. Pilotte served as Chief Financial Officer and Chief Operating Officer of Digital Recorders, Inc., a NASDAQ listed company headquartered in Dallas, Texas. Digital Recorders engages in the design, manufacture, and sale of digital telemetry equipment for public transportation systems and surveillance equipment for the military and law enforcement agencies. Prior to 2004, Mr. Pilotte held the positions of Chief Financial Officer, Corporate Controller, and Corporate Treasurer with public companies ranging from start-ups to $700 million in revenue corporations, including Axtive Corporation (NASDAQ), American Pad & Paper (AMEX), Cyrix/National Semiconductor (NASDAQ), and Baldor Electric Company (NYSE). Mr. Pilotte started his career with Arthur Andersen & Company in 1984.

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

Laird Q. Cagan, Director

Mr. Cagan, age 53, is a co-founder and, since 2001, has been Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank based in Cupertino, California. From 2004 to 2009, Mr. Cagan was a Managing Director of Chadbourn Securities, Inc., a FINRA licensed broker-dealer. In 2009, Chadbourn merged into Colorado Financial Service Corp. (“CFSC”), a FINRA-licensed broker-dealer and Placement Agent for our company, whereupon Chadbourn relinquished its broker-dealer license and Mr. Cagan became a Managing Director of CFSC until he resigned in February, 2012. CFSC is not affiliated with CMCP. Mr. Cagan also continues to serve as President of Cagan Capital, LLC, a merchant bank he formed in 1990, the operation of which transitioned into CMCP. Mr. Cagan has served or serves on the Board of Directors of the following companies: Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploitation, development, and production of crude oil and natural gas resources (since 2004, where Mr. Cagan is also a co-founder and former Chairman); Aemetis, Inc. (formerly AE Biofuels, Inc.), a bio-fuels company headquartered in Cupertino, California (from 2006 to 2008, where Mr. Cagan is also a co-founder); Real Foundations, Inc., a real estate-focused consulting firm (from 2000 to 2004); Burstein Technologies, a development stage medical devices company (from 2005 to 2006); Career College Holding Company (formerly WorldSage, Inc.), a California-

based public company that purchased a for-profit college in Switzerland in October 2007 and subsequently sold that college in 2008 (since 2006); Fortes Financial Corporation, an Irvine, California-based mortgage bank (since 2007); TWL Corporation, a Carrollton, Texas-based publicly-traded workplace training and education company (from 2007 to 2008); and CAMAC Energy Inc. (formerly Pacific Asia Petroleum, Inc.), a Houston, Texas-based publicly-traded international energy company engaged in the business of oil and gas development, production and distribution in China and Nigeria (from 2007 to 2009); Global Carbon Group, LLC a San Francisco, California-based private company focused on preserving tropical rainforests in Latin America through market mechanisms (since 2010 where Mr. Cagan is also founder and Chairman); Blue Earth, Inc., a Henderson, Nevada-based publicly-traded energy efficiency company (Chairman since 2011); Tomstone Exploration, an Arizona-based publicly-traded mining company (Since 2011); iSoccer, a San Francisco-based private company providing training and education for soccer youth players on the Internet (since 2011). Mr. Cagan attended M.I.T. and received his BS and MS degree in engineering, and his MBA, all from Stanford University. He is a former member of the Stanford University Athletic Board and founding Chairman of the SF Bay Chapter of the Young Presidents’ Organization.

Mr. Cagan brings to the Board of Directors extensive experience in raising capital and advising micro-cap companies on capital structure and strategy.

Affiliations

Other than ART, CMCP, and CFCS, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with our Company.

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

Board of Directors

The Company’s Board of Directors is comprised of its Chief Executive Officer, its President, and a director, each of whom is also a significant shareholder. The Company has no “independent directors” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market. The Company has no separate committees and all matters of corporate governance are addressed by the full Board of Directors. In matters involving the executive directors and their separate interests, the sole non-executive director casts the single vote. All members of the Board will serve until the next annual meeting of shareholders and until successors are elected and qualified by our shareholders, or until their retirement, resignation or removal.

The Board currently has neither a separate audit committee nor an “audit committee financial expert” as defined by applicable SEC rules. The Board is considering the establishment of a separate audit committee and, if established, will search for one or more qualified individuals to serve on the committee and as the Board’s “audit committee financial expert.”

Code of Ethics

Our Board of Directors has adopted a Code of Ethics covering all of our executive officers and key employees. A copy of our Code of Ethics will be furnished, without charge, to any person upon written request. Requests should be sent to: Secretary, Calpian, Inc., 500 North Akard Street, Suite 2850, Dallas, TX 75201.

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

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all parties complied during 2011 with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our current management in all capacities for the years ended December 31, 2011, 2010 and 2009. Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards(1)	Total
Harold Montgomery, Chairman of the Board and Chief Executive Officer	2011	$300,000	$0	$0	$300,000
	2010	$75,000	$125,000	$0	$200,000
	2009	$0	$0	$0	$0

David Pilotte, Chief Financial Officer	2011	$223,000	$0	$58,933	$281,933
	2010	$120,090	$0	$0	$120,090
	2009	$0	$0	$0	$0

Craig Jessen, President and Director	2011	$300,000	$0	$0	$300,000
	2010	$75,000	$125,000	$0	$200,000
	2009	$0	$0	$0	$0

Note:

(1)	Option award #1 dated April 13, 2011.

See footnote 6 of the accompanying financial statements for a discussion regarding the assumptions made in the valuation of these options.

Messrs. Montgomery, Pilotte, and Jessen were appointed as executive officers on April 23, 2010, in connection with the change in control transaction discussed under Item 1 of this Report. Compensation amounts above reflect attaining certain milestones in the acquisition and development of the Company and its business plan, attaining certain financing milestones, and each person’s individual contributions. Compensation amounts for 2010 reflect only a partial year’s activity.

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

Effective February 1, 2011, the Company and Mr. Pilotte amended Mr. Pilotte’s engagement agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $18,000 to serve as the Company’s CFO and to provide certain financial advisory and other services to the Company on an approximately 60% full-time basis. In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program. Furthermore, in 2011 the Company awarded Mr. Pilotte an equity interest representing of 200,000 shares of the Company’s $.001 par value restricted Common Stock or options exercisable therefore, vesting through 2016. The agreement is terminable by either party upon 60 days notice.

Outstanding Equity Awards

On April 13, 2011, the Board of Directors of Calpian, Inc. (the “Company”) adopted the Company’s 2011 Equity Incentive Plan (the “Plan”), and on June 7, 2011, the plan was ratified by shareholders at the Annual Meeting of Shareholders. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company.

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The value of the options vested is recognized at each vesting period using the Black-Scholes option pricing model with an initial expected holding period of 6.5 years from the date of grant and volatility based upon movements in the price of the Company’s underlying Common Stock.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
David Pilotte	37,500	(1)	162,500	$2.50	4/13/21

(1)	Options vest monthly over a 48-month period, commencing as of the date of grant.

No options were exercised during 2011.

Directors’ Compensation

During 2010, no separate compensation was paid to directors for their services as members of the Board of Directors. However, Laird Cagan, Director since April 2010, was awarded a $50,000 discretionary performance bonus. The Company has no formal bonus plan, and future bonuses, if any, will be at the discretion of the Board of Directors.

	Director Compensation
Name (a)	Fees earned or paid in(b)	All other compensation(c)		Total $(d)
Laird Q. Cagan	50,000	174,000	(1)	224,000

(1)	On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. Amounts expensed in 2011 under the CMCP agreement totaled $174,000, of which $116,000 remained unpaid at December 31, 2011.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them. All share figures give effect to the stock dividend of one share of our Common Stock for every one share of Common Stock outstanding paid on June 1, 2010 (the “Stock Dividend”), and the automatic conversion of our issued and outstanding Series A Convertible Preferred Stock into Common Stock of the Company effective May 27, 2011.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Harold Montgomery, Chairman of the Board and Chief Executive Officer	5,344,484	27.7%
Craig Jessen, Director and President	3,300,000	17.1%
Laird Q. Cagan, Director	3,391,626	17.6%
John Liviakis	1,100,000	5.7%
David Pilotte, Chief Financial Officer	82,505	0.4%
All officers and directors as a group (4 persons)	12,118,615	62.7%

(1)	Based on 19,321,030 shares of Common Stock issued and outstanding at March 19, 2012.
(2)	Comprised of: (i) 1,190,000 shares of our Common Stock owned directly by Harold Montgomery; (ii) 3,810,000 shares of our Common Stock held in an IRA fbo Mr. Montgomery; and (iii) 47,242 shares of our Common Stock owned by the Molly Ann Montgomery 1995 Trust and 47,242 shares owned by the Philip Graham Montgomery 1997 Trust, trusts for the benefit of Mr. Montgomery’s children for which Mr. Montgomery is trustee; 150,000 shares owned by Montgomery Investments, L.P. (the “LP”) and 100,000 shares owned by Montgomery Non-Exempt Marital Trust, utd 01/01/07 (the “Trust”). Mr. Montgomery is a limited partner in the LP. The general partner of LP is a member of Mr. Montgomery’s immediate family. Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust. Mr. Montgomery disclaims beneficial ownership of all of the foregoing securities except to the extent of his pecuniary interest therein.
(3)	Comprised of shares of our Common Stock held in an IRA fbo Mr. Jessen.
(4)	Comprised of: (i) 1,675,000 shares of our Common Stock held in an IRA fbo Mr. Cagan; and (ii) 1,200,000 shares of our Common Stock held in an IRA fbo Mr. Cagan’s spouse; and (iii) 516,626 shares of our Common Stock issuable upon exercise of immediately exercisable warrants beneficially owned by Mr. Cagan.
(5)	Comprised of: (i) 514,760 shares of our Common Stock held by Mr. Liviakis; (ii) 485,240 shares of our Common Stock held in an IRA fbo Mr. Liviakis; and (iii) 100,000 shares of our Common Stock held by Liviakis Financial Communications, Inc. Liviakis Financial Communications, Inc. is our public relations firm, and Mr. John Liviakis is its sole shareholder, President and Chief Executive Officer (see “Related Party Transactions” below).
(6)	Comprised of: (i) 20,000 shares of our Common Stock held by Mr. Pilotte; and (ii) options to purchase 62,505 shares our Common Stock exercisable through June 2012 at an exercise price of $2.50 per share, pursuant to an option to purchase an aggregate of 200,000 shares of our Common Stock at an exercise price of $2.50 per share, granted on April 13, 2011, which vests with respect to 4,167 shares on the last day of each month following date of grant.
(7)	Represents shares of our Common Stock beneficially held by Messrs. Montgomery, Jessen, Cagan, and Pilotte.

Equity Compensation Plan Information

The following table sets forth all compensation plans previously approved by the Company’s security holders as of December 31, 2011. The Company had no compensation plans not previously approved by the Company’s shareholders as of December 31, 2011.

Equity Compensation Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	200,000	$2.50	1,800,000

(1)	Includes the 2011 Equity Incentive Plan.

Changes in Control

There are currently no arrangements known to us that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investor Relations Agreement

On April 23, 2010, John Liviakis acquired beneficial ownership of 1,000,000 shares of our Common Stock (as adjusted to reflect the Stock Dividend) from the selling shareholders as a part of the change of control described above in Item 1 under “Organizational History”. On April 26, 2010, we engaged Liviakis Financial Communications, Inc. as our public relations firm pursuant to an agreement that expires on April 30, 2012. Pursuant to this agreement, and as sole compensation thereunder, we issued to Liviakis Communications, Inc. 100,000 shares of our Common Stock (as adjusted to reflect the Stock Dividend), which shares we valued at $75,000 based upon concurrent market quotes for the shares. Mr. Liviakis is the sole shareholder, President and Chief Executive Officer of Liviakis Financial Communications, Inc., and in currently the beneficial owner of approximately 5.7% of our issued and outstanding shares of Common Stock.

Placement Agent Agreement

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a director of the Company and current beneficial owner of approximately 14.9% of the issued and outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act, and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company is required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents are also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering. As a registered representative and principal of CFSC, Mr. Cagan was entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance, and Placement Agent Warrants due and owing to CFSC in connection with the Offering.

As a result of the placement agent services CFSC provided to the Company in connection with the August and September 2010 closings of our private placement of Series A Convertible Preferred Stock, the Company paid to CFSC $73,672 and issued to CSFC warrants to purchase an aggregate of 35,001 shares of Common Stock of the Company, of which Mr. Cagan received $55,547 and 16,626 warrants to purchase Company Common Stock. There were no fees paid under the agreement in 2011.

The agreement with CFSC was terminated effective February 10, 2012, by mutual agreement.

Agreements with Management

Share Ownership

Harold Montgomery, Craig Jessen, and Laird Cagan, are the beneficial owners of approximately 27.7%, 17.1%, and 17.6%, respectively, of our issued and outstanding Common Stock. All of these shares were purchased by these individuals from our original founders and certain other former shareholders at a price of approximately $0.01 per share (as adjusted to reflect the Stock Dividend), except for 150,000 shares of our Common Stock owned by Montgomery Investments, L.P. (the “LP”) and 100,000 shares of our Common Stock owned by Montgomery Non-Exempt Marital Trust, utd 01/01/07 (the “Trust”), which shares are deemed beneficially held by Mr. Montgomery, and were purchased from the Company on August 5, 2010 in the Company’s private placement of Series A Preferred at a price of $100 per share. Mr. Montgomery is a limited partner in the LP. The general partner of LP is a member of Mr. Montgomery’s immediate family. Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust. Mr. Montgomery disclaims beneficial ownership of all of the Series A Preferred securities except to the extent of his pecuniary interest therein.

Please refer to Part III Item 10 above for descriptions of the shareholders agreement between certain of the Company’s shareholders and Cagan Capital, LLC, a limited liability company managed and controlled by Mr. Cagan and the purchase agreements amongst our existing directors (and certain other shareholders) and the founders of Calpian.

Acquisition of Intangible Assets

On August 18, 2010, we entered into an agreement with ART pursuant to which ART sold us the “Calpian” trademark and domain name for $10,000. Pursuant to this agreement, we granted a limited, non-exclusive royalty free license of the “Calpian” name back to ART, solely for its use in connection with the administration of ART’s remaining residual ISO streams until such streams have expired. Mr. Harold Montgomery and Mr. Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. The purchase price was initially proposed by Mr. Montgomery based upon 1) his perceived value of the assets in the hands of others (i.e. potential marketable value); 2) tempered by the ease, or difficulty, in adopting the assets for uses other than acquiring residual portfolios; and 3) further tempered by the length of time the name had been inactive in the marketplace. The ultimate purchase price for these assets was negotiated at arm’s length between Messrs. Montgomery and Jessen, on the one hand, and Mr. Cagan as sole disinterested Company director, on the other hand, and was approved by the disinterested Board of Directors as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

Corporate Offices

Our corporate offices, comprised of approximately 6,000 square feet of office space, are being provided to us on a month-to-month basis through a sublease with ART, an entity owned and controlled by Messrs. Montgomery and Jessen, each of whom are officers, directors, and controlling shareholders of our Company. The lease rate for the space is $3,000 per month. During 2011, the Company recognized $36,000 in rent payable to ART pursuant to the sublease.

Transaction World Magazine

Due to its strategic value in marketing Calpian to the ISO community, we maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have funded all of the magazine’s expenses, net of advertising revenue, since March 2011. Such net expenses averaged approximately $21,500 per month. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity.

Acquisition of Residual Portfolios

Pursuant to a Residual Purchase Agreement (the “CRPV Purchase Agreement”) between the Company and Calpian Residual Partners V, L.P. (“CRPV”) dated December 31, 2010, the Company acquired CRPV’s right to receive certain merchant residual payments that generate monthly residual payments (the “CRPV Residuals”). The Company’s first payments were received beginning in January 2011. In exchange for the residuals, the Company paid to CRPV a cash amount equal to $1,134,564. CRPV is required to maintain in full force and effect a merchant customer services contract with a third party with respect to the CRPV Residuals acquired by the Company. The CRPV Purchase Agreement also contains other customary terms, including, but not limited to, customary representations and warranties, covenants, confidentiality terms, and indemnification provisions. Mr. Harold Montgomery and Mr. Craig Jessen, both of who are directors, executive officers, and controlling shareholders of the Company, are founders, controlling shareholders, directors, and executive officers of CRPV. As a result, Messrs. Montgomery and Jessen may be deemed to have a direct material interest in the transactions under the CRPV Purchase Agreement. The purchase price was equal to the outstanding debt obligation of CRPV to its lender who held a lien against the residual portfolio asset. The acquisition of the CRPV Residuals was approved by the disinterested Board of Directors as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

Management Advisory Agreement

The Company and Cagan McAfee Capital Partners, LLC (“CMCP”) entered into an Advisory Agreement, dated January 1, 2011, pursuant to which CMCP agreed to serve as the Company’s nonexclusive management advisor. Pursuant to the Advisory Agreement, CMCP is entitled to receive a monthly advisory fee of $14,500 for management work commencing on January 1, 2011 and continuing through December 31, 2013. In addition, the Advisory Agreement obligates the Company to indemnify CMCP against certain liabilities in connection with the engagement of CMPC under the Advisory Agreement. Laird Q. Cagan, the Managing Director and 50% owner of CMCP, currently serves as a member of the Company’s Board of Directors and is a significant shareholder of the Company. As a result, Mr. Cagan may be deemed to have a direct material interest in the transactions under the Advisory Agreement. Amounts expensed in 2011 under the CMCP agreement totaled $174,000, of which $116,000 remained unpaid at December 31, 2011. The engagement of CMCP and entry into the Advisory Agreement was approved by the disinterested Board of Directors as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

Subordinated Debt/Equity Investments by Affiliates

On July 29, 2011, the Company consummated the second closing (the “Second Closing”) under its up to $3 million secured subordinated debt offering (the “$3MM Offering”), the first closing of which $3MM Offering was closed on December 31, 2010. At the Second Closing, the Company entered into a subscription agreement (the “$3MM Subscription Agreement”) with Cagan Capital, LLC, an entity owned and controlled by Laird Q. Cagan, a director and significant shareholder of the Company, pursuant to which the Company sold and issued to Cagan Capital, LLC a total of $1,000,000 aggregate principal amount of the Company’s secured subordinated promissory notes (the “$3 MM Offering Notes”) and warrants (the “$3MM Offering Warrants,” and together with the $3MM Offering Notes, the “$3MM Offering Securities”) to purchase up to a total of 500,000 shares of Company Common Stock. The $3MM Offering Warrants are exercisable on a cashless basis at an exercise price of $1.00 per share, and expire July 29, 2016. To date, none of the principal amount outstanding on the $3MM Offering Notes, or any interest thereon, has been paid by the Company. The sale and issuance of the $3MM Offering Securities to Cagan Capital, LLC was approved by the disinterested Board of Directors as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

On March 28, 2012, the Company made an investment in Digital Payment Processing Limited financed, in part, by the issuance of $150,000 of subordinated debt pursuant to its $2 Million Subordinated Debt Offering as describe in detail in a Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference. A company who’s shareholders include Harold Montgomery, the Company’s Chairman and Chief Executive Officer, and members of his family, purchased all $150,000 of the subordinated debt issued in connection with the investment. In addition, David Pilotte, the Company’s Chief Financial Officer, paid $25,000 in exchange for 16,667 of the shares issued to finance the investment. See Item 5 “Recent Sales of Unregistered Securities” for additional information.

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

Audit Fees

During 2011, the Company incurred fees and expenses of $59,836 with Whitley Penn LLP (“WP”), the Company’s independent registered public accountants. Such fees were for the performance of the annual audit for year ending December 31, 2010, and for review of quarterly financial statements included in our Forms 10-Q during 2011. We also incurred fees of $1,500 with Rosenberg Rich Baker Berman and Company, PA (“RRBB”), the Company’s predecessor accountants, in connection with their opinion appearing in the 2010 Form 10-K.

During 2010, we incurred aggregate fees and expenses of $12,511 with WP and $2,500 with RRBB. Such fees were for the performance of the annual audit for year ending December 31, 2009, and for review of quarterly financial statements included in our Forms 10-Q during 2010.

Audit-Related Fees

No audit-related services were provided by either WP or RRBB during 2011 or 2010.

Tax Fees

No tax advisory services were provided by either WP or RRBB during 2011 or 2010.

All Other Fees

No other services were provided by either WP or RRBB during 2011 or 2010.

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by WP and RRBB for 2011 and 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a) The following documents are filed as part of this Form 10-K.

1. Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules for the Years Ended December 31, 2011 and 2010.

All financial statement schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data.”

3. Exhibits (listed by number corresponding to Item 601 of Regulation SK.

Number	Date	Exhibit

3.1	n/a	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc. (1)

3.2	n/a	Bylaws. (1)

3.3	n/a	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (2)

3.4	n/a	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. (6)

3.5	n/a	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc. (7)

4.1	n/a	Specimen Common Stock Certificate. (1)

4.2	n/a	Common Stock Warrant, form of. (6)

4.3	April 13, 2011	Company 2011 Equity Incentive Plan. (11)

4.4	April 28, 2011	Registration Rights Agreement, dated as of April 28,2011, between the Company and HD Special-Situations II, LP. (12)

10.1	April 23, 2010	Purchase Agreement, form of (to purchase outstanding shares of the Company’s Common Stock from selling shareholders). (4)

10.2	April 23, 2010	Shareholders’ Agreement between certain of the Company’s shareholders and Cagan Capital, LLC. (4)

10.3	November 1, 2010	Amended Lock-up Agreement, form of. (10)

10.4	March 30, 2011	Amendment #1 to Independent Contractor’s Agreement by and between the Company and David Pilotte. (10)

10.5	April 23, 2010	Consulting Agreement by and between the Company and Liviakis Financial Communications, Inc. (5)

10.6	April 30, 2010	Engagement Agreement by and between the Company and Colorado Financial Service Corporation. (4)

Number	Date	Exhibit

10.7	August 5, 2010	Subscription Agreement, form of (to purchase Series A Convertible Preferred Stock). (6)

10.8	August 18, 2010	Trademark Assignment between the Company and ART Holdings, Inc. (8)

10.9	December 31, 2010	Form of $3MM Offering Note and Warrant Subscription Agreement. (9)

10.10	December 31, 2010	Form of $3MM Offering Note. (9)

10.11	December 31, 2010	Form of $3MM Offering Warrant Agreement. (9)

10.12	December 31, 2010	Form of $2MM Offering Note and Warrant Subscription Agreement. (9)

10.13	December 31, 2010	Form of $2MM Offering Note. (9)

10.14	December 31, 2010	Form of $2MM Offering Warrant Agreement. (9)

10.15	December 31, 2010	Residual Purchase Agreement, dated December 31, 2010, by and between the Company and Calpian Residual Partners V, L.P. (10)

10.16	January 1, 2011	Advisory Agreement, dated January 1, 2011, by and between the Company and Cagan McAfee Capital Partners, LLC. (9)

10.17	January 7, 2011	Residual Purchase Agreement, dated January 7, 2011, by and between the Company and First Alliance Payment Processing, Inc. (10)

10.18	January 25, 2011	Residual Purchase Agreement, dated December 31, 2010, as amended January 25, 2011, by and between the Company and Cooper and Schifrin, LLC. (10)

10.19	July 29, 2011	Amendment No. 2 to Residual Purchase Agreement, dated December 31, 2010, as amended July 29, 2011, by and between the Company and Cooper and Schifrin, LLC. (13)

10.20	August 1, 2011	Amendment No. 2 and Amendment No. 3 to Residual Purchase Agreement, each dated June 30, 2011 and effective August 1, 2011, by and between the Company and First Alliance Payment Processing, Inc. (13)

10.21	April 13, 2011	Company 2011 Equity Incentive Plan form of Stock Option Agreement. (11)

10.22	April 13, 2011	Company 2011 Equity Incentive Plan form of Notice of Restricted Shares Grant. (11)

10.23	April 28, 2011	Note Purchase Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP. (12)

10.24	April 28, 2011	Form of 16% Senior Secured Term Note. (12)

10.25	April 28, 2011	Warrant to acquire up to 804,467 shares of Common Stock. (12)

10.26	April 28, 2011	Security Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP. (12)

10.27	August 18, 2011	Purchase Agreement, dated August 18, 2011, entered into by and among the Company, Sagecrest Holdings Limited, and certain entities affiliated therewith, ART Holdings, Inc., and ART Merchant Acquiring Inc. (14)

Number	Date	Exhibit

10.28	November 11, 2011	Amendment No. 3 to Residual Purchase Agreement dated December 31, 2010, as amended November 11, 2011, by and between the Company and Cooper and Schifrin, LLC. *+

10.29	February 22, 2012	Amendment No. 4 to Residual Purchase Agreement dated December 31, 2010, as amended February 29, 2012, by and between the Company and Cooper and Schifrin, LLC. *+

10.30	March 28, 2012	Share Subscription and Shareholders Agreement dated March 28, 2012, by and between the Digital Payments Processing Limited, its founders (7), and the Company. *

10.31	March 28, 2012	Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited. *

10.32	March 28, 2012	Memorandum of Understanding dated March 28, 2012, between Digital Payments Processing Limited, its founders (7), My Mobile Payments Limited, and the Company. *

10.33	March 23, 2012	Subscription Agreement, form of, to purchase up to 2,666,667 shares of the Company’s Common Stock. *

14.1	December 31, 2009	Code of Ethics for Financial Executives. (3)

31.1	March 28, 2012	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	March 28, 2012	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	March 28, 2012	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	March 28, 2012	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS		XBRL Instance*

101.SCH		XBRL Taxonomy Extension Schema**

101.CAL		XBRL Taxonomy Extension Calculation**

101.DEF		XBRL Taxonomy Extension Definition**

101.LAB		XBRL Taxonomy Extension Labels**

101.PRE		XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+

Confidential treatment has been requested for portions of this exhibit and such portions have been filed separately with the Commission. The copy filed herewith omits the information for which confidential treatment has been requested and replaces it with [***].

(1)	Filed as an exhibit on Form SB-2 filed with the Commission on October 18, 2007.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 7, 2010.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(5)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 27, 2010.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on August 9, 2010.
(7)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on September 8, 2010.
(8)	Filed as an exhibit to Amendment No. 2 to Form 10-12G filed with the Commission on August 24, 2010.
(9)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2011.
(10)	Filed as an exhibit to Form 10-K for the year ended December 31, 2010.
(11)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 15, 2011.
(12)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on May 4, 2011.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.

Dated: March 28, 2012
	By:	/s/ Harold H. Montgomery
Harold H. Montgomery
Chairman of the Board,
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold H. Montgomery Harold H. Montgomery	Chairman of the Board, Chief Executive Officer, and Secretary (Principal Executive Officer)	March 28, 2012

/s/ David N. Pilotte David N. Pilotte	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012

/s/ Craig A. Jessen Craig A. Jessen	President and Director	March 28, 2012

/s/ Laird Q. Cagan Laird Q. Cagan	Director	March 28, 2012