Form 10-Q
period 2012-03-31
Calpian, Inc.
filed 2012-05-15
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of May 10, 2012 was 20,089,366.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALPIAN, INC.

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$391,672	$367,661
Prepaid insurance	6,924	17,309
Other current assets	37,495	31,542

Total current assets	436,091	416,512

Non-Current Assets
Cash restricted to acquisition of residuals	33,000	425,000
Residual portfolios acquired, net	5,864,200	5,824,481
Equity investment, at cost	1,250,000	—
Deferred financing costs	1,198,520	1,480,918
Intangible assets acquired, at cost	10,000	10,000

Total assets	$8,791,811	$8,156,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term subordinated debt, net	$1,303,075	$1,201,312
Deferred compensation of officers, directors, and executives	287,143	360,000
Accrued expenses payable to officers, directors, and affiliates	241,465	202,350
Accrued expenses	64,222	35,710
Accounts payable	63,485	23,415
Interest payable	62,550	25,500
Note payable	—	7,536

Total current liabilities	2,021,940	1,855,823

Senior notes payable	2,700,000	2,700,000
Subordinated notes payable	1,150,000	1,000,000
Discount on subordinated notes payable	(346,460)	(415,751)

Long-term debt	3,503,540	3,284,249

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $.001, 200,000,000 shares authorized, 20,054,366 and 19,303,800 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	20,054	19,304
Additional paid-in capital	7,843,315	6,680,238
Accumulated deficit	(4,597,038)	(3,682,703)

Total shareholders’ equity	3,266,331	3,016,839

Total liabilities and shareholders’ equity	$8,791,811	$8,156,911

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Unaudited

	Three Months Ended
	March 31,
	2012	2011
Revenues
Residual portfolio revenues	$870,364	$425,777

Cost of revenues
Amortization of residual portfolios acquired	408,278	133,283
Portfolio servicing costs	21,450	14,850
Other	9,236	79,871

Total costs of revenues	438,964	228,004

Gross profit	431,400	197,773

Operating expenses
General and administrative	700,934	570,455

Total operating expenses	700,934	570,455

Operating loss	(269,534)	(372,682)

Amortization of deferred financing costs	282,398	—
Amortization of discount on subordinated notes payable	171,054	101,763
Interest expense, net	185,616	39,625

Total other expenses	639,068	141,388

Loss before taxes	(908,602)	(514,070)

Provision for income taxes	5,733	—

Net loss	$(914,335)	$(514,070)

Loss per share, basic and diluted	$(0.05)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	19,374,139	16,830,850

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2011 THROUGH MARCH 31, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	—	$—	19,303,800	$19,304	$6,680,238	$(3,682,703)	3,016,839

Acquisition of residual portfolios			17,230	17	55,980		55,997
Common stock issuance			733,336	733	1,099,267		1,100,000
Equity awards to management					7,830		7,830
Net loss						(914,335)	(914,335)

Balance, March 31, 2012	—	—	20,054,366	$20,054	$7,843,315	$(4,597,038)	$3,266,331

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(914,335)	$(514,070)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of deferred financing costs	282,398	—
Amortization of residual portfolios acquired	408,278	133,283
Amortization of discount on subordinated notes payable	171,054	101,763
Equity awards to management	7,830	—
Changes in operating assets and liabilities:
Prepaid insurance	10,385	9,782
Other current assets	(5,953)	(13,662)
Deferred compensation of officers, directors, and executives	(72,857)	—
Accrued expenses payable to officers, directors, and affiliates	39,115	91,248
Accrued expenses	28,512	36,842
Accounts payable	40,070	11,855
Interest payable	37,050	(17,694)

Net cash provided by (used in) operating activities	31,547	(160,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(392,000)	(972,500)
Equity investment	(1,250,000)	—

Net cash used in investing activities	(1,642,000)	(972,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated notes payable, unrestricted	150,000	—
Proceeds from issuance of common stock	1,100,000	—
Restricted cash used to purchase residuals	392,000	—
Payments on note payable	(7,536)	(10,617)

Net cash provided by (used in) financing activities	1,634,464	(10,617)

(Decrease) increase in cash and equivalents	24,011	(1,143,770)
Cash and equivalents, beginning of period	367,661	1,735,521

Cash and equivalents, end of period	$391,672	$591,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$148,566	$64,318

Income taxes paid	$—	$—

Non-cash transactions:
Common stock issued for acquisition of residual portfolios	$55,997	$634,332

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The year-end Balance Sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern Uncertainty

The Company has generated positive monthly cash flow since September 2011. Using that cash flow, along with funds available under the acquisition credit facility and funds remaining from the earlier issuances of subordinated debt (see Note (6) Long-Term Debt), the Company expects to acquire additional residual portfolios we anticipate will generate sufficient cash flow to meet our operating needs for the foreseeable future. However, in October and November 2012, a total of nearly $1.6 million of the Company’s subordinated debt will mature and cannot be satisfied through cash flow from operating activities. Such amount has been reflected in the Balance Sheet as “Current portion of long-term subordinated debt, net [of discount]”. It is the Company’s intent to either 1) refinance the debt with other debt or equity instruments, 2) renew such debt on similar terms and conditions, or 3) convert such amounts to equity. No discussions have been initiated with the holders of such debt, and no assurance can be given as to the success of this strategy.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the three months ended March 31, 2012, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Cash and Equivalents

The Company considers cash deposits and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the Balance Sheet dates the Company had no highly liquid investments. The Company maintains deposits, primarily in two financial institutions, which may, at times, exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

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

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived on each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns. The future expected cash flow is re-evaluated periodically by the Company and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.” The expected amortization period of residual portfolios is between 10 and 12 years, and no residual value is likely.

Equity Investment

The Company’s equity investment is neither publicly traded, readily marketable, nor held for sale. As such, the Company accounts for this investment using the cost method whereby the investment is initially recorded at cost and the recorded value is tested periodically for other than temporary impairment. No impairment has been recorded to date. The Company expects to use the cost method until its ownership level increases to a point when another method (the equity method or consolidation) is appropriate.

Intangible Asset Acquired

The intangible asset acquired consists of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The intangible asset has an indefinite life and is carried at cost and tested for impairment at least annually. No impairment has been recorded to date.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring basis.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We believe the current assets and current liabilities approximate their estimated fair values at the Balance Sheet dates, due to their short maturities. We believe the carrying value of our non-current liabilities approximate their estimated fair value at the Balance Sheet dates for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

Revenue Recognition

The Company recognizes revenue from its residual portfolios based upon actual cash receipts from residual portfolios acquired.

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

In calculating EPS for the three months ended March 31, 2012, no recognition was given to warrants and options exercisable for 2,169,468 shares of our Common Stock. In calculating EPS for the three months ended March 31, 2011, no recognition was given to 23,836 potentially dilutive convertible preferred shares (outstanding only until May 27, 2011, when they automatically converted into 2,383,600 shares of Common Stock), and no recognition was given to warrants exercisable for 642,501 shares of our Common Stock. Due to the net loss applicable to common shareholders in each period, such securities would have been anti-dilutive.

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

Transaction World Magazine

Due to its strategic value in marketing Calpian to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and have funded all of the magazine’s expenses, net of advertising revenue, since March 2011. Such net expenses average approximately $22,000 per month. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART. As such, these financial statements include the revenue and expenses of Transaction World Magazine, the non-owned but wholly-controlled entity.

Effective January 1, 2012, the Company no longer considers Transaction World Magazine to be a separate profit center. As such, its distribution costs, net of advertising revenues, are included within the Statements of Operations as General and Administrative expenses. Net expenses totaling $25,710 in the three months ended March 31, 2011, have been reclassified accordingly to conform to the current presentation.

(3) RESIDUAL PORTFOLIOS ACQUIRED

During the three months ended March 31, 2012, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $392,000 in cash and issued an aggregate of 17,230 shares of Common Stock valued at $55,997. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) EQUITY INVESTMENT

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

To fund its initial investment in DPPL on March 23, 2012, the Company completed a private placement pursuant to which it sold 733,336 shares of its Common Stock at a price of $1.50 per share resulting in proceeds to the Company of $1,100,000. On the same date, the Company issued $150,000 of subordinated notes payable pursuant to its $2 Million Subordinated Debt Offering as describe in detail in a Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference.

The subordinated debt is secured by a first-priority lien on substantially all of the Company’s assets, but is subordinated to any thereafter-created senior debt and subordinated debt issued pursuant to the $3 Million Subordinated Debt Offering (see 8-K of January 6, 2011, noted above). The subordinated debt bears interest at a rate of 12% annually, paid monthly in arrears, and all principal is due March 23, 2014. Holders of the debt received warrants of 30% of the face amount of the notes they acquired resulting in our issuance of 22,500 warrants on our Common Stock at an exercise price of $2.00 per share. Because the warrants were issued at an excercise price exceeding the most recent issuance price of our Common shares, current interest rates are low, and volatilty of our share is low, the Black-Scholes model indicated the warrants had no value.

A company who’s shareholders include Harold Montgomery, the Company’s Chairman and Chief Executive Officer, and members of his family, purchased all $150,000 of the subordinated debt issued in connection with the investment in DPPL and described above. In addition, David Pilotte, the Company’s Chief Financial Officer, purchased 16,667 shares of the Common Stock in the above private placement for a total price of $25,000.

(5) NOTE PAYABLE

On June 3, 2011, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,234 to finance premiums for its directors and officers insurance. The note bore an interest rate of 7.0% per annum, and provided for payments of $3,801 per month through March 2012.

(6) LONG-TERM DEBT

Subordinated Debt

On December 31, 2010, the Company issued $1,550,000 of subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. In July 2011 and March 2012, the Company issued an additional $1.0 million and $150,000, respectively, of such subordinated notes payable pursuant to the $2 Million Subordinated Debt Offering. The notes are secured by a first-priority lien on substantially all of the Company’s assets, but will be subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due between October 2012 and March 2014, depending upon the date of issuance. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding. See additional discussion of the warrants under Note (7) Capital Stock, herein.

In connection with the issuances of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire up to 1,105,000 shares of our $.001 par value common stock valued at $1,310,073 using the Black-Scholes option pricing model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under Note (7) Capital Stock, herein.

Acquisition Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios. Pursuant to the credit facility, the Company borrowed $2.7 million on August 26, 2011, and can borrow the remainder in up to three additional draws on or before August 26, 2012. When drawn, the promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principal is due within 24 months of closing, with an option to extend for an additional 12 months. The credit facility includes up to a 4% prepayment penalty if amounts borrowed are repaid within the first 12 months, and is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, paid the lender and third parties administrative fees and expenses totaling $43,639, and issued the lender warrants to acquire up to 804,467 shares of its Common Stock at $1.00 per share. The warrants, valued at $2,011,168 using the Black-Scholes option pricing model, were recorded as a part of the “Deferred Financing Costs” on the Balance Sheet, and are being amortized over the 24-month life of the underlying credit facility. The warrants expire in five years and shares acquired by exercise of the warrants have “piggy back” registration rights. The credit facility also contains representations, warranties, conditions, confidentiality terms, indemnification provisions and covenants that are typical for this type of credit facility, including that the Company maintain minimum cash balances and EBITDA amounts and generate minimum revenue, each measured monthly.

(7) CAPITAL STOCK

Common Stock

Our Common Stock is traded on the OTCQB® under the trading symbol “CLPI.OB.”

At March 31, 2012, the Company had 200,000,000 shares of Common Stock authorized and 20,054,366 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by the Board of Directors.

As discussed below, we have issued warrants and options to purchase 2,169,468 shares of our Common Stock (see “Preferred Stock” and “Warrants” and “Options” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended, although the Common Stock issuable upon exercise of the warrants to acquire up to 804,467 shares of the Company’s Common Stock that are held by the lender described in Note (6), Long-Term Debt, have “piggy back” registration rights.

Preferred Stock

At the Balance Sheets dates, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”), but no shares outstanding.

Warrants

During 2010, 2011, and 2012, in connection with the issuances of subordinated notes payable and obtaining an acquisition credit facility, the Company issued warrants exercisable for an aggregate of up to 1,969,468 shares of Common Stock. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.05) and expire 5 years from the date of grant.

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

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using Black-Scholes option pricing model and included in General and Administrative expenses in the Statement of Operations. During the three months ended March 31, 2012, $7,830 of expense was recognized in connection with equity awards granted pursuant to the Plan.

(8) INCOME TAXES

The Company is a taxable corporation but, due to net losses, had no federal tax provision or liability in 2012 or 2011.

At March 31, 2012, the Company had an estimated $3,023,195 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a valuation allowance reflecting 100% of all such NOLs.

(9) RELATED PARTIES

Amounts Payable to Officers, Directors, and Affiliates

A tentative payout schedule has been developed for the amounts owed to officers, directors, and affiliates that would extend the payout period of the following amounts through 2012.

Deferred Compensation of Officers, Directors, and Executives

During 2010, salaries, wages, and bonuses for our officers, directors, and executives totaling $480,000 were deferred. At March 31, 2012, such amounts yet to be paid totaled $287,143.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, provided the Company during its startup period with office space and certain support services including telecommunications, health and life insurance benefits, rent, and office expenses. The Company and ART have verbally agreed that, commencing July 1, 2010, these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At March 31, 2012, such unpaid expenses totaled $128,797.

At March 31, 2012, $11,168 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses paid on behalf of the Company.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At March 31, 2012, amounts owed to CMCP under the agreement totaled $101,500, and such amounts are expected to be paid as available cash flow permits.

Placement Agent Services

On April 30, 2010, the Company entered into an engagement agreement with Colorado Financial Service Corporation (“CFSC”), pursuant to which CFSC agreed to act as the exclusive financial advisor to the Company in connection with the proposed private placement of unregistered equity or equity linked securities of the Company (the “Offering”). Laird Cagan, a director of the Company and current beneficial owner of approximately 17.4% of the outstanding Common Stock of the Company, is a registered representative and principal of CFSC. Pursuant to the engagement agreement with CFSC, the Company is required to indemnify CFSC against certain civil liabilities, including liabilities under the Securities Act, and to pay CFSC’s fees for securities sold by CFSC in the Offering equal to 8% of the aggregate gross Offering proceeds from all sales placed by CFSC in the Offering (the “Placement Agent Fee”). In addition, the Company was required to pay a non-accountable expense allowance to CFSC of 2% of the gross Offering proceeds (the “Expense Allowance”). CFSC agents were also collectively entitled to receive warrants to purchase a number of shares of securities of the Company equal to 10% of the number of shares placed by CFSC in the Offering. As a registered representative and principal of CFSC, Mr. Cagan was entitled to receive a substantial portion of the Placement Agent Fee, Expense Allowance, and Placement Agent Warrants due and owing to CFSC in connection with the Offering.

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

Securities Purchased by Insiders

A company who’s shareholders include Harold Montgomery, the Company’s Chairman and Chief Executive Officer, and members of his family, purchased all $150,000 of the subordinated debt issued in connection with the investment in DPPL as described in Note (4) Equity Investment. In addition, David Pilotte, the Company’s Chief Financial Officer, purchased 16,667 shares of the Common Stock in the above private placement for a total price of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this Report. This information should also be read in conjunction with the information contained (i) in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012, including the audited financial statements and notes included therein, and (ii) in our registration statement on Form 10 filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010. The reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. Readers should not place undue reliance on these forward_looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including, but are not limited to, those discussed in “Risk Factors” discussed in our previous and future filings with the SEC and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

Cash inflows from existing residual portfolios acquired in 2012 and prior total approximately $300,000 per month. At March 31, 2012, ongoing monthly cash expenses totaled approximately $225,000 per month (excluding time-discretionary payments to officers, directors, and executives of previously deferred amounts) thus causing the Company to be cash flow positive on an operating basis.

Recent Sales of Unregistered Securities

To fund its initial investment in Digital Payments Processing Limited (“DPPL”), on March 23, 2012, the Company completed a private placement pursuant to which it sold 733,336 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $1,100,000. On the same date, the Company incurred $150,000 of subordinated debt pursuant to its $2 Million Subordinated Debt Offering as described in detail in a Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference.

Calpian has structured its investment in DPPL as an initial and second funding totaling $2.5 million, then quarterly tranches of approximately $1.2 million each occurring over the following 6 quarters and resulting in a total expected investment of $9.7 million, and a total of 6,123,077 shares of its Common Stock issued ratably over the 6 quarters. A total of 4,863,077 of the shares are subject to being reclaimed by Calpian if certain financial performance metrics are not achieved. To date, Calpian has raised approximately $1.3 million to meet the initial funding requirement, and expects to raise the remaining funds through additional private placements of its Common Stock.

Acquisition of Additional Residual Portfolios

The use of proceeds from the issuance of subordinated notes payable and borrowings under the $8.0 million credit facility are limited to acquiring residual portfolios, and are not available for general working capital. However, the Company expects to use the $5.3 million available under the $8.0 million credit facility to acquire additional residual portfolios, which the Company anticipates will generate an additional $200,000 per month positive cash flow. Such amount is considered sufficient to sustain the Company’s current operations for the foreseeable future. Although we are in discussions with multiple parties to acquire additional residual portfolios, no assurance can be given that the Company will be able to complete such acquisitions on terms it deems acceptable.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012, and in our registration statement on Form 10, filed with the SEC on May 27, 2010, as most recently amended on October 13, 2010, and elsewhere in this document. See “Cautionary Notice Regarding Forward Looking Statements” above.

Material Changes in Financial Condition

Cash Restricted to Acquisition of Residuals

During the three months ended March 31, 2012, the Company used cash $392,000 of the proceeds from the July 2011 issuance of subordinated notes to acquire additional residuals.

Equity Investment

During the three months ended March 31, 2012, the Company raised approximately $1.3 million in equity and subordinated debt to fund an initial equity investment in an electronics payment company in India.

There have been no other material changes in the Company’s financial condition since December 31, 2011.

Comparison of Three-Month Ended March 31, 2012, and 2011

Revenues during the three months ended March 31, 2012, reflect cash collections on residual portfolios previously acquired by the Company. Costs of revenue include the amortization of residual portfolios acquired, portfolio acquisition costs, and servicing costs of merchant contracts acquired. The increase in revenues, amortization, portfolio acquisition costs, and servicing costs compared to the same period in the prior year reflects the additional residual portfolios acquired. Other costs of revenues decreased significantly from the prior period as 2011 included $20,000 in non-recurring processor application fees and $38,821 in a residual lead-generation program later terminated.

Operating expenses during the three months ended March 31, 2012 and 2011, were comprised entirely of general and administrative expenses. General and administrative expenses of $700,934 for the three months ended March 31, 2012, were significantly larger than the $570,455 incurred in same period in 2011 due to $145,565 in expenses and consulting fees related to the investment in India, $19,298 higher travel costs (largely trade shows and fundraising efforts), offset by $53,149 less in general legal fees.

Amortization of deferred financing costs and amortization of discount on subordinated notes payable reflect origination fees and non-cash charges for warrants issued in connection with obtaining the $8.0 million acquisition credit facility (April 2011) and multiple issuances of subordinated notes (December 2010, July 2011, and March 2012).

Interest expense for the three months ended March 31, 2012, reflects the costs of funds for the $8.0 million acquisition credit facility of $108,000 and the subordinated notes of $77,500, and other. Interest expense for the comparable period in the prior year included $46,500 for subordinated notes, offset by $8,100 in interest earnings, and other.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012, that materially affected, either positively or negatively, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on March 23, 2012, the Company completed a private placement pursuant to which it sold 733,336 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $1,100,000. On the same date, in connection with the issuance of subordinated notes payable, the Company issued five year warrants to purchase up to 22,500 shares of its Common Stock at an exercise price of $2.00 per share.

The Company’s issuance of Common Stock and warrants, and any Common Stock issuable upon exercise thereof, was, or will be, exempt from registration under the Securities Act of 1933 pursuant to exemptions from registration provided by Rule 506 of Regulation D and Sections 4(2) of the Securities Act of 1933, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D. The recipients of these securities took such securities for investment purposes without a view to distribution. Furthermore, they each had access to information concerning the Company and its business prospects; there was no general solicitation or advertising for the purchase of the securities; and the securities are restricted pursuant to Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOUSRES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of $2MM Offering Note and Warrant Subscription Agreement. (1)
10.2	Form of $2MM Offering Note. (1)
10.3	Form of $2MM Offering Warrant Agreement. (1)
10.4	Amendment No. 4 to Residual Purchase Agreement dated December 31, 2010, as amended February 29, 2012, by and between the Company and Cooper and Schifrin, LLC. (2)
10.5	Share Subscription and Shareholders Agreement dated March 28, 2012, by and between the Digital Payments Processing Limited, its founders (7), and the Company. (2)
10.6	Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited. (2)
10.7	Memorandum of Understanding dated March 28, 2012, between Digital Payments Processing Limited, its founders (7), My Mobile Payments Limited, and the Company. (2)
10.8	Subscription Agreement, form of, to purchase up to 2,666,667 shares of the Company’s Common Stock. (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2011.
(2)	Filed as an exhibit to Annual Report on Form 10-K filed with the Commission on March 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2012

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer