Form 10-Q
period 2012-06-30
Calpian, Inc.
filed 2012-08-14
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of August 13, 2012 was 20,244,367.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CALPIAN, INC.

UNAUDITED BALANCE SHEETS

	June 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and equivalents	$410,498	$367,661
Prepaid insurance	38,251	17,309
Other current assets	76,421	31,542

Total current assets	525,170	416,512

Cash restricted to acquisition of residuals	128,000	425,000
Residual portfolios acquired, net	5,690,396	5,824,481
Equity investment, at cost	1,910,000	—
Deferred financing costs	997,313	1,480,918
Intangible assets acquired, at cost	10,000	10,000

Total assets	$9,260,879	$8,156,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of long-term debt, net	$2,700,000	$1,201,312
Deferred compensation of officers, directors, and executives	214,286	360,000
Accrued expenses payable to officers, directors, and affiliates	255,935	202,350
Accrued expenses	39,910	35,710
Accounts payable	39,774	23,415
Interest payable	69,000	25,500
Note payable	29,759	7,536

Total current liabilities	3,348,664	1,855,823

Senior notes payable	—	2,700,000
Subordinated notes payable	3,300,000	1,000,000
Discount on subordinated notes payable	(422,331)	(415,751)

Long-term debt	2,877,669	3,284,249

Commitments and contingencies

Shareholders’ Equity

Common stock, par value $0.001, 200,000,000 shares authorized, 20,244,367 and 19,303,800 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	20,244	19,304
Additional paid-in capital	8,128,125	6,680,238
Accumulated deficit	(5,113,823)	(3,682,703)

Total shareholders’ equity	3,034,546	3,016,839

Total liabilities and shareholders’ equity	$9,260,879	$8,156,911

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Residual portfolio revenues	$892,786	$419,143	$1,763,149	$844,919
Cost of revenues
Amortizations of residual portfolios acquired	173,804	123,461	582,083	256,744
Portfolio servicing costs	22,500	14,850	43,950	32,200
Other	3,276	38,213	12,511	138,189

Total costs of revenues	199,580	176,524	638,544	427,133
Gross profit	693,206	242,619	1,124,605	417,786

Operating expenses
General and administrative expenses	580,442	554,805	1,281,376	1,101,674

Total operating expenses	580,442	554,805	1,281,376	1,101,674

Operating income (loss)	112,764	(312,186)	(156,771)	(683,888)
Amortization of deferred financing costs	285,172	291,851	567,570	291,851
Amortization of discount on subordinated notes payable	171,054	101,763	342,108	203,526
Interest expense, net	195,195	51,882	380,810	91,507

Total other expenses	651,421	445,496	1,290,488	586,884

Loss before taxes	(538,657)	(757,682)	(1,447,259)	(1,270,772)
Provision for income taxes (over provision)	(21,872)	1,200	(16,139)	2,180
Net loss	$(516,785)	$(758,882)	$(1,431,120)	$(1,272,952)

Loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.07)	$(0.07)
Weighted average number of shares outstanding, basic and diluted	20,133,817	17,776,160	19,753,978	17,306,116

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

For The Period December 31, 2011 Through June 30, 2012

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	19,303,800	$19,304	$6,680,238	$(3,682,703)	3,016,839

Acquisition of residual portfolios	17,230	17	55,980	—	55,997
Common stock issuance	853,337	853	1,279,147	—	1,280,000
Common stock issued for services	70,000	70	104,930	—	105,000
Equity awards to management	—	—	7,830	—	7,830
Net loss	—	—	—	(1,431,120)	(1,431,120)

Balance, June 30, 2012	20,244,367	$20,244	$8,128,125	$(5,113,823)	$3,034,546

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,431,120)	$(1,272,952)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of deferred financing costs	567,570	291,851
Amortization of residual portfolios acquired	582,083	256,744
Amortization of discount on subordinated notes payable	342,108	203,526
Amortization of deferred consulting fees	13,125	—
Equity awards to management	7,830	30,786
Changes in operating assets and liabilities:
Prepaid insurance	12,441	4,896
Other current assets	(5,504)	6,210
Deferred compensation of officers, directors, and executives	(145,714)	—
Accrued expenses payable to officers, directors, and affiliates	53,585	115,904
Accrued expenses	4,200	117,277
Accounts payable	16,359	71,363
Interest payable	43,500	(17,694)

Net cash provided by (used in) operating activities	60,463	(192,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(392,000)	(972,500)
Equity investment	(1,910,000)	—

Net cash used in investing activities	(2,302,000)	(972,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated notes payable	150,000	—
Proceeds from issuance of subordinated notes payable, restricted	600,000	—
Proceeds from issuance of common stock	1,280,000	—
Change in restricted cash	297,000	—
Payments on note payable	(11,160)	(14,225)
Deferred financing costs	(31,466)	(323,639)

Net cash provided by (used in) financing activities	2,284,374	(337,864)

Increase (decrease) in cash and equivalents	42,837	(1,502,453)
Cash and equivalents, beginning of period	367,661	1,735,521

Cash and equivalents, end of period	$410,498	$233,068

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$337,310	$111,012

Income taxes paid	$—	$—

Noncash transactions:
Warrants issued in connection with senior debt	$—	$2,011,168
Common stock issued for services	105,000	—
Common stock issued for acquisition of residual portfolios	55,997	634,332
Insurance premium financed with note payable	33,383	33,234

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we refer to Calpian Inc. as “Calpian” “Company,” “we,” “us” and “our.” Calpian was incorporated in 2006. The Company’s common stock (“Common Stock”) trades on the OTC® under the symbol “CLPI.”

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

(1) BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim financial statements and related notes of Calpian have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.

The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the periods reflected herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has generated positive monthly cash since September 2011. Using that cash flow, along with funds available under the acquisition credit facility and funds remaining from the earlier issuances of equity and subordinated debt, the Company expects to acquire additional residual portfolios we anticipate will generate sufficient cash flow to meet our operating needs for the foreseeable future.

In August 2012, the maturity dates of all outstanding subordinated debt were modified to mature on December 31, 2014. As such, we believe the primary factor giving rise to a “going concern” opinion issued by our independent accountants included in our Form 10-K for the year ended December 31, 2011, has been eliminated. There can be no assurance other factors will not arise resulting in a similar opinion in the future.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the six months ended June 30, 2012, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

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

Earnings per Share

In calculating earnings per share (“EPS”) for the three and six months ended June 30, 2012, no recognition was given to warrants and options exercisable for 2,234,468 shares, respectively, of our Common Stock. In calculating EPS for the three and six months ended June 30, 2011, no recognition was given to 23,836 potentially dilutive convertible preferred shares (outstanding only until May 27, 2011, when they automatically converted into 2,383,600 shares of Common Stock), and no recognition was given to warrants exercisable for 1,646,968 shares of our Common Stock. Due to the net loss applicable to common shareholders in each period, such securities would have been anti-dilutive.

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

Effective January 1, 2012, the Company no longer considers Transaction World Magazine to be a separate profit center. As such, its distribution costs, net of advertising revenues, are included within the Statements of Operations as General and Administrative expenses. Net expenses totaling $32,150 and $36,916 in the three and six months, respectively, ended June 30, 2011, have been reclassified accordingly to conform to the current presentation.

(3) RESIDUAL PORTFOLIOS ACQUIRED

During the six months ended June 30, 2012, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $392,000 in cash and issued an aggregate of 17,230 shares of Common Stock valued at $55,997. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

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

Calpian has structured its investment in DPPL as an initial and second funding totaling $2.5 million, then quarterly tranches of approximately $1.2 million each occurring over the following 6 quarters and resulting in a total expected investment of $9.7 million, and a total of 6,123,077 shares of its Common Stock issued ratably over the 6 quarters. A total of 4,863,077 of the shares are subject to being reclaimed by Calpian if certain financial performance metrics are not achieved. To date, Calpian has raised approximately $2.1 million through issuing a combination of Common Stock and subordinated debt to meet the initial funding requirement, and expects to raise the remaining funds through additional private placements of its Common Stock. At the end of the investment series, Calpian expects to own approximately 74% of DPPL with the remainder held by its management team.

To fund its initial investment in DPPL on March 23, 2012, the Company completed a private placement pursuant to which it sold 733,336 shares of its Common Stock at a price of $1.50 per share resulting in proceeds to the Company of $1,100,000. On the same date, the Company issued $150,000 of subordinated notes payable pursuant to its $2 Million Subordinated Debt Offering as described in detail in a Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference. To fund additional investments in DPPL, the Company issued in June 2012 an additional $600,000 in subordinated notes payable and 120,000 shares of Common Stock at a price of $1.50 per share resulting in proceeds of $180,000.

The subordinated debt is secured by a first-priority lien on substantially all of the Company’s assets, but is subordinated to any thereafter-created senior debt. The subordinated debt bears interest at a rate of 12% annually, paid monthly in arrears, and all principal is due December 31, 2014. Holders of the debt received warrants of 30% of the face amount of the notes they acquired resulting in our issuance of 22,500 warrants on our Common Stock at an exercise price of $2.00 per share. Because the warrants were issued at an exercise price exceeding the most recent issuance price of our Common shares, current interest rates are low, and volatility of our share is low, the Black-Scholes model indicated the warrants had no value.

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

(5) NOTE PAYABLE

On June 4, 2012, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,383 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,818 per month through March 2013.

(6) DEBT

Subordinated Debt

On December 31, 2010, the Company issued $1,550,000 of subordinated notes payable in two separate private placement transactions, a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D. In July 2011 and March 2012, the Company issued an additional $1.0 million and $150,000, respectively, of such subordinated notes payable pursuant to the $2 Million Subordinated Debt Offering. In June 2012, the Company issued an additional $600,000 of subordinated notes payable pursuant to the $2 Million Subordinated Debt Offering.

The subordinated notes are secured by a first-priority lien on substantially all of the Company’s assets, but are subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due December 31, 2014. Holders of the notes received warrants of either 50% or 30% of the face amount of the notes they acquired, depending upon the timing of their commitment and funding. See additional discussion of the warrants under Note (7) Capital Stock, herein.

In connection with the issuances of the subordinated notes payable, we issued to holders of the subordinated debt warrants to acquire up to 1,165,000 shares of our $.001 par value Common Stock valued at $1,310,073 using the Black-Scholes option pricing model. Such amount has been treated as a discount to the subordinated debt and will be amortized over the period the subordinated debt remains outstanding. See additional information regarding the warrants under Note (7) Capital Stock, herein.

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

All principle amounts payable under the acquisition credit facility are due on April 28, 2013, and have been reclassified as “Current portion of long-term debt” on the balance sheet at June 30, 2012. It is the Company’s intent to replace the debt with another senior lender, and such discussions are underway. However, no assurance can be given that the Company will be able to replace its current lender on terms it deems acceptable. In the event the

Company cannot replace its current lender, cash flow today is sufficient to sustain current operations for the foreseeable future, but the acquisition of additional residual portfolios could be curtailed.

(7) CAPITAL STOCK

Common Stock

As discussed below, we have issued warrants and options to purchase 2,234,468 shares of our Common Stock (see “Preferred Stock” and “Warrants” and “Options” below). We have not agreed to register any of our Common Stock, preferred stock or warrants for resale under the Securities Act of 1933, as amended, although the Common Stock issuable upon exercise of the warrants to acquire up to 804,467 shares of the Company’s Common Stock that are held by the lender described in Note (6) Debt, have “piggy back” registration rights.

In April 2012 and as consideration for international acquisition advisory services, we issued 35,000 shares of Common Stock valued at $52,500. Such value is being expensed ratably over the 12-month service period. In June 2012, as consideration for financial advisory services, we issued 35,000 shares of Common Stock valued at $52,500. Such value was recorded as a deferred financing fee to be expensed upon the earlier of closing a qualified financing transaction or termination of the advisory agreement.

Preferred Stock

At the Balance Sheets dates, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized (“Preferred Stock”), but no shares outstanding.

Warrants

During 2010, 2011, and 2012, in connection with the issuances of subordinated notes payable and obtaining an acquisition credit facility, the Company issued warrants exercisable for an aggregate of up to 2,034,468 shares of Common Stock. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.08) and expire 5 and 7 years from the date of grant.

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

Grant of Options under the 2011 Equity Incentive Plan

On April 13, 2011, the Company issued non-qualified stock options to purchase a total of 200,000 shares of Common Stock to David N. Pilotte, the Chief Financial Officer of the Company, pursuant to the Plan. The option was granted with an exercise price of $2.50 per share, vests in 48 equal monthly installments through 2015, and expires April 13, 2021. The value of the options vested is recognized at each vesting period using Black-Scholes option pricing model and included in General and Administrative expenses in the Statement of Operations. During the three and six months ended June 30, 2012, $7,830 of expense was recognized in connection with equity awards granted pursuant to the Plan.

(8) INCOME TAXES

The Company is a taxable corporation but, due to net losses, had no federal tax provision or liability in 2012 or 2011. State income tax provisions based on revenues net of compensation costs were reversed in June 2012 when it was determined the taxable threshold for previous periods had not been attained.

At the most recent balance sheet date, the Company had an estimated $3,615,000 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a $1,669,000 valuation allowance reflecting 100% of all such NOLs and $440,000 of deferred tax items reversing in future years.

(9) RELATED PARTIES

Amounts Payable to Officers, Directors, and Affiliates

A tentative payout schedule has been developed for the amounts owed to officers, directors, executives, and affiliates that would extend the payout period of the following amounts through 2012.

Deferred Compensation of Officers, Directors, and Executives

During 2010, salaries, wages, and bonuses for our officers, directors, and executives were deferred. At the most recent balance sheet date, such amounts yet to be paid totaled $214,286.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, has provided the Company since its startup period with certain support services. The Company and ART have verbally agreed that these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At the most recent balance sheet date, such unpaid expenses totaled $128,851.

At the most recent balance sheet date, $25,584 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses incurred on behalf of the Company.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At the most recent balance sheet date, amounts owed to CMCP under the agreement totaled $101,500, and such amounts are expected to be paid as available cash flow permits.

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

(10) SUBSEQUENT EVENTS

Threatened Litigation

On June 27, 2012, Calpian Residual Partners V, LP, Calpian Residual GP V, LLC (together “CRPV”), Craig A. Jessen (“Jessen”), and Calpian were notified of certain complaints by National Bankcard Systems, Inc. (“NBS”) alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV. Jessen, who is our President, a member of our Board of Directors, and is a substantial shareholder of Calpian, is an executive officer of both CRPV and Calpian, but CRPV is not otherwise an affiliate of Calpian. Each of the Residual Purchase Agreement and the related improprieties were initiated by CRPV prior to Calpian’s acquisition of the underlying residual portfolio on December 31, 2010. NBS has not yet initiated formal action against Calpian with respect to its claims but in a demand letter alleges damages totaling approximately $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees. Calpian has retained legal counsel who is evaluating the situation and preparing a response.

Subordinated Debt Modification

In August 2012, the maturity date of all outstanding subordinated debt was modified to mature on December 31, 2014. As such, we believe the primary factor giving rise to a “going concern” opinion issued by our independent accountants and included in our Form 10-K for the year ended December 31, 2011, has been eliminated.

Common Stock Issued

In July 2012, the Company completed an additional closing of its ongoing private placement of equity pursuant to which it sold 433,334 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $650,000.

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

Cautionary Notice Regarding Forward-Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward looking. These forward-looking statements are subject to certain risks and uncertainties, including, but are not limited to, those discussed in “Risk Factors” discussed in our previous and future filings with the SEC and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

Cash inflows from existing residual portfolios acquired in 2012 and prior total approximately $300,000 per month. At the most recent balance sheet date, ongoing monthly cash expenses totaled approximately $225,000 per month (excluding time-discretionary payments to officers, directors, and executives of previously deferred amounts) thus causing the Company to be cash flow positive on an operating basis.

Sales of Unregistered Securities

The Company continues to sell shares of its Common Stock and issue subordinated debt to fund its investments in Digital Payments Processing Limited (“DPPL”) in India and acquire residual portfolios. For the year-to-date period through June 30, 2012, Calpian has raised approximately $2.1 million to fund its investment in DPPL, pay related expenses, and acquire residual portfolios, and the Company expects to raise additional funds through additional private placements of its Common Stock and subordinated debt.

Acquisition of Additional Residual Portfolios

The use of proceeds from the borrowings under the $8.0 million credit facility are limited to acquiring residual portfolios and the use of proceeds from the issuance of subordinated notes payable are limited to acquiring residual portfolios and investing in DPPL, and neither source of funds is available for general working capital. The time period during which the Company can make additional draws under the credit facility ends in August 2012, and the Company is searching for a replacement lender. Although we are in discussions with potential lenders, no assurance can be given that the Company will be able to replace its current lender on terms it deems acceptable. In the event the Company cannot replace its current lender, current cash flow is sufficient to sustain current operations for the foreseeable future, but the acquisition of additional residual portfolios could be curtailed.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

Cash Restricted to Acquisition of Residuals

During the six months ended June 30, 2012, the Company used $392,000 of the proceeds from the July 2011 issuance of subordinated notes to acquire additional residuals, and raised an additional amount of approximately $100,000 for future such acquisitions.

Equity Investment

During the six months ended June 30, 2012, the Company raised approximately $1.3 million in equity and $750,000 in subordinated debt to fund the initial equity investment in DPPL of $1.9 million, and pay related expenses of $136,690.

Other Changes

There have been no other material changes in the Company’s financial condition since December 31, 2011 other than amortization of assets reflected in the statement of cash flows, classification of senior notes payable due April 28, 2013 to current liabilities, and classification from current liabilities to long-term debt of subordinated notes payable as a result of maturity dates being extended to December 31, 2014.

Comparison of Three-Months Ended June 30, 2012, and 2011

Revenues during the three months ended June 30, 2012, reflect cash collections on residual portfolios previously acquired by the Company. The increase from the comparable period in 2011 reflects additional acquisitions since that date. Costs of revenue include the amortization of residual portfolios acquired, portfolio acquisition costs, and servicing costs of merchant contracts acquired. The increase in revenues, amortization, portfolio acquisition costs, and servicing costs compared to the same period in the prior year reflects the additional residual portfolios acquired. Other costs of revenues decreased significantly from the comparable period in 2011 as 2011 included $29,450 in a residual lead-generation program later terminated.

Operating expenses during the three months ended June 30, 2012 and 2011 were comprised entirely of general and administrative expenses. General and administrative expenses of $580,442 for the three months ended June 30, 2012, were slightly more than the $554,805 incurred in same period in 2011 due to modest changes across a range of expense types and $30,786 less expense recorded for equity awards to management.

Amortization of discount on subordinated notes payable reflects multiple issuances of subordinated notes. Amounts were higher in the three-months ended June 30, 2012 compared to 2011 due to an additional $1,750,000 issued since the comparable 2011 period.

Interest expense for the three-months ended June 30, 2012, reflects the costs of funds for the $8.0 million acquisition credit facility of $108,000 and the subordinated notes of $87,000, and other. Interest expense for the comparable period in 2011 included $46,500 for subordinated notes.

Comparison of Six-Months Ended June 30, 2012, and 2011

Revenues during the six months ended June 30, 2012, reflect cash collections on residual portfolios previously acquired by the Company. The increase in the comparable period in 2011 reflects additional acquisitions since that date. Costs of revenue include the amortization of residual portfolios acquired, portfolio acquisition costs, and servicing costs of merchant contracts acquired. The increase in revenues, amortization, portfolio acquisition costs, and servicing costs compared to the same period in the prior year reflects the additional residual portfolios acquired. Other costs of revenues decreased significantly from the comparable period in 2011 as 2011 included $14,802 higher acquisition costs.

Operating expenses during the six months ended June 30, 2012 and 2011 were comprised entirely of general and administrative expenses. General and administrative expenses of $1,281,376 for the six months ended June 30, 2012, were larger than the $1,101,674 incurred in comparable period in 2011 due to $136,690 in expenses related to the equity investment in DPPL, $21,250 consulting fees for financial advisory services, and $19,109 higher travel costs; offset by $60,360 less in legal fees and $22,956 less in equity awards to management; and other minor increases and decreases across many additional expense types.

Amortization of discount on subordinated notes payable reflects multiple issuances of subordinated notes. Amounts were higher in the six-months ended June 30, 2012 compared to 2011 due an additional $1,750,000 of subordinated notes issued since the comparable 2011 period.

Interest expense for the six-months ended June 30, 2012, reflects the costs of funds for the $8.0 million acquisition credit facility of $216,000 and the subordinated notes of $164,550, and other. Interest expense for the comparable period in 2011 included $93,000 for subordinated notes offset by a minor amount of net interest income.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that materially affected, either positively or negatively, our internal control over financial reporting.

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

Threatened Litigation

On June 27, 2012, Calpian Residual Partners V, LP, Calpian Residual GP V, LLC (together “CRPV”), Craig A. Jessen (“Jessen”), and Calpian were notified of certain complaints by National Bankcard Systems, Inc. (“NBS”) alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV. Jessen, who is our President, a member of our Board of Directors, and is a substantial shareholder of Calpian, is an executive officer of both CRPV and Calpian, but CRPV is not otherwise an affiliate of Calpian. Each of the Residual Purchase Agreement and the related improprieties were initiated by CRPV prior to Calpian’s acquisition of the underlying residual portfolio on December 31, 2010. NBS has not yet initiated formal action against Calpian with respect to its claims but in a demand letter alleges damages totaling approximately $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees. Calpian has retained legal counsel who is evaluating the situation and preparing a response.

ITEM 1A.	RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part 1, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect our business, financial condition, and results of operations. There have been no significant changes in those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July and August 2012, the Company completed additional closings of its ongoing private placement of equity pursuant to which it sold 433,334 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $650,000. All such amount was invested in DPPL.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOUSRES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant Agreement, dated August 7, 2012(1)

4.2	Form of 2012 $3.0 Million Note(1)

10.1	Form of Note Modification Agreement, dated July 25, 2012 and effective August 7, 2012(1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2012

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer