Form 10-Q
period 2012-09-30
Calpian, Inc.
filed 2012-11-13
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Issuer’s Common Stock, par value $.001 per share, as of November 13, 2012 was 23,551,806.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALPIAN, INC.

UNAUDITED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and equivalents	$432,305	$367,661
Other current assets	130,922	48,851

Total current assets	563,227	416,512

Cash restricted to acquisition of residuals	28,000	425,000
Residual portfolios acquired, net	5,537,167	5,824,481
Equity investment	6,588,894	—
Deferred financing costs	716,515	1,480,918
Intangible assets acquired, at cost	10,000	10,000

Total assets	$13,443,803	$8,156,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of long-term debt, net	$2,700,000	$1,201,312
Deferred compensation of officers, directors, and executives	125,000	360,000
Accrued expenses payable to officers, directors, and affiliates	325,042	202,350
Accounts payable	75,560	23,415
Accrued expenses	17,709	35,710
Interest payable	69,000	25,500
Note payable	18,762	7,536

Total current liabilities	3,331,073	1,855,823

Senior notes payable	—	2,700,000
Subordinated notes payable	3,300,000	1,000,000
Discount on subordinated notes payable	(340,767)	(415,751)

Long-term debt	2,959,233	3,284,249

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $0.001, 200,000,000 shares authorized, 23,551,806 and 19,303,800 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	23,552	19,304
Additional paid-in capital	13,088,652	6,680,238
Accumulated deficit	(5,991,874)	(3,682,703)
Other comprehensive income	33,167	—

Total shareholders’ equity	7,153,497	3,016,839

Total liabilities and shareholders’ equity	$13,443,803	$8,156,911

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Residual portfolio revenues	$859,678	$1,015,538	$2,622,827	$1,860,457

Cost of revenues
Amortization of residual portfolios acquired	268,229	319,860	850,312	576,604
Portfolio servicing costs	22,500	16,350	66,450	46,050
Other	3,827	36,277	16,338	157,838

Total costs of revenues	294,556	372,487	933,100	780,492

Gross profit	565,122	643,051	1,689,727	1,079,965

Operating expenses
General and administrative expenses	564,784	496,744	1,846,160	1,617,546

Total operating expenses	564,784	496,744	1,846,160	1,617,546

Operating income (loss)	338	146,307	(156,433)	(537,581)

Amortization of deferred financing costs	288,298	291,851	855,869	583,702
Amortization of discount on subordinated notes payable	81,564	171,054	423,672	374,580
Interest expense, net	208,100	115,095	588,909	206,602

Total other expenses	577,962	578,000	1,868,450	1,164,884

Loss before items below	(577,624)	(431,693)	(2,024,883)	(1,702,465)

Provision for income taxes (over provision)	—	4,734	(16,139)	6,914
Equity investment loss	151,212	—	300,427	—

Net loss	(728,836)	(436,427)	(2,309,171)	(1,709,379)
Other comprehensive income:
Currency translation adjustments	52,412	—	33,167	—

Total comprehensive income (loss)	$(676,424)	$(436,427)	$(2,276,004)	$(1,709,379)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.10)
Weighted average number of shares outstanding, basic and diluted	22,817,111	19,284,134	20,782,475	17,972,701

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

For The Period December 31, 2011 Through September 30, 2012

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2011	19,303,800	$19,304	$6,680,238	$(3,682,703)	$—	$3,016,839

Acquisition of residual portfolios	27,230	27	70,970	—	—	70,997
Equity investment	2,430,770	2,431	3,643,724	—	—	3,646,155
Common stock issuance	1,720,006	1,720	2,578,280	—	—	2,580,000
Common stock issued for services	70,000	70	104,930	—	—	105,000
Equity awards to management	—	—	10,510	—	—	10,510
Net loss	—	—	—	(2,309,171)	—	(2,309,171)
Currency translation adjustments	—	—	—	—	33,167	33,167

Balance, September 30, 2012	23,551,806	$23,552	$13,088,652	$(5,991,874)	$33,167	$7,153,497

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,309,171)	$(1,709,379)

Adjustments to reconcile net loss to cash provided by operating activities:
Equity investment loss	300,427	—
Amortization of deferred financing costs	855,869	583,702
Amortization of residual portfolios acquired	850,312	576,604
Amortization of discount on subordinated notes payable	423,672	374,580
Amortization of deferred consulting fees	13,125	—
Equity awards to management	10,510	60,066
Changes in operating assets and liabilities:
Other current assets	(9,313)	28,196
Deferred compensation of officers, directors, and executives	(235,000)	—
Accrued expenses payable to officers, directors, and affiliates	122,692	80,877
Accrued expenses	(18,001)	209,095
Accounts payable	52,145	82,357
Interest payable	43,500	28,306

Net cash provided by operating activities	100,767	314,404

CASH FLOWS FROM INVESTING ACTIVITIES
Residual portfolios acquired	(492,000)	(3,967,499)
Equity investment	(3,210,000)	—

Net cash used in investing activities	(3,702,000)	(3,967,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes payable	—	2,700,000
Proceeds from issuance of subordinated notes payable	150,000	1,000,000
Proceeds from issuance of subordinated notes payable, restricted	600,000	—
Proceeds from issuance of common stock	2,580,000	—
Change in restricted cash	397,000	(705,000)
Payments on note payable	(22,157)	(25,173)
Deferred financing costs	(38,966)	(323,639)

Net cash provided by financing activities	3,665,877	2,646,188

Increase (decrease) in cash and equivalents	64,644	(1,006,907)
Cash and equivalents, beginning of year	367,661	1,735,521

Cash and equivalents, end of period	$432,305	$728,614

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$545,409	$186,395

Noncash transactions:
Common stock issued for equity investment	$3,646,155	$—
Warrants issued to lenders	—	2,565,495
Common stock issued for services	105,000	—
Common stock issued for acquisition of residual portfolios	70,997	706,834
Insurance premium financed with note payable	33,383	33,234

The accompanying footnotes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we refer to Calpian Inc. as “Calpian” “Company,” “we,” “us” and “our.” Calpian was incorporated in 2006. The Company’s common stock (“Common Stock”) trades on the OTC® under the symbol “CLPI.”

Headquartered in Dallas, Texas, we are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”). ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs and invest in payments-industry related opportunities.

(1) BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim financial statements and related notes of Calpian have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments and information (consisting only of normal recurring accruals and retrospective adjustments for an increased equity investment ownership percentage) considered necessary for a fair statement of the results for the interim periods presented.

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

The functional currency of our equity investment is the Indian rupee (denoted as “INR” or “Rs.”). Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity. Revenue and expenses are translated at monthly average exchange rates.

Going Concern Uncertainty

The accompanying financial statements have been prepared in accordance with U.S. GAAP which contemplates continuation of the Company as a going concern and is dependent upon the Company’s ability to establish itself as a profitable business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company has generated positive monthly cash since September 2011. Using that cash flow, along with funds available under the acquisition credit facility, the Company expects to acquire additional residual portfolios we anticipate will generate sufficient cash flow to meet our operating needs for the foreseeable future.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

For the nine months ended September 30, 2012, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Cash and Equivalents

The Company considers cash deposits and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

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

Equity Investment

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method. To the extent the amount invested exceeds the Company’s proportionate share of the investee’s net assets, the excess is allocated to its net assets based on their fair values and goodwill using the acquisition method of accounting. The carrying value of our investment in the net assets, but not any related goodwill, is tested periodically for other than temporary impairment. Prior to obtaining significant influence, such investments are accounted for using the cost method. Upon obtaining significant influence, our prior period financial statements are retrospectively adjusted as if equity method accounting had been in effect based on the ownership percentages during those periods.

Intangible Assets Acquired

The intangible assets acquired consist of the “Calpian” name and related trademark and domain name acquired from ART Holdings, Inc. (“ART”). The assets have indefinite lives, are carried at cost, and are tested for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired.

Fair Value of Assets and Liabilities

The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company has no non-financial assets measured on a recurring or nonrecurring basis.

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

Earnings per Share

In calculating earnings per share (“EPS”) for the three and nine months ended September 30, 2012, no recognition was given to warrants and options exercisable for 2,687,393 shares, respectively, of our Common Stock. In calculating EPS for the three and nine months ended September 30, 2011, no recognition was given to 23,836 potentially dilutive convertible preferred shares (outstanding only until May 27, 2011, when they automatically converted into 2,383,600 shares of Common Stock), and no recognition was given to warrants exercisable for 2,146,968 shares of our Common Stock. Due to the net loss applicable to common shareholders in each period, such securities would have been anti-dilutive.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently payable and deferred taxes primarily related to net operating losses available to offset future federal income taxes. Deferred taxes are recognized for the future income tax effects of differences in the carrying amounts of assets and liabilities for financial reporting and income tax purposes using enacted tax laws and rates.

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

Warrants and Options

The Company’s warrants are settled in physical delivery of unregistered shares. As such, the warrants are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model and subsequent changes in fair value are not recognized. Option pricing models require the input of highly subjective assumptions. Because our warrants and stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in our opinion, the existing models may not necessarily provide a reliable single measure of the fair value of our warrants and stock options.

Transaction World Magazine

Due to its strategic value in marketing Calpian to the ISO community, we intend to maintain an administrative support, marketing, and advertising relationship with Transaction World Magazine and, since March 2011, we have funded all of its operations. Transaction World Magazine, Inc. is a wholly-owned subsidiary of ART. Harold Montgomery and Craig Jessen, both directors, executive officers, and controlling shareholders of Calpian, are founders, controlling shareholders, directors, and executive officers of ART; consequently, Transaction World Magazine is a non-owned but wholly-controlled entity and our financial statements include all of its expenses, net of advertising revenue, approximating $28,000 per quarter.

Effective January 1, 2012, the Company no longer considers Transaction World Magazine to be a separate profit center. As such, its distribution costs, net of advertising revenues, are included within the statements of comprehensive income as general and administrative expenses. Net expenses totaling $22,051 and $78,095 in the three and nine months, respectively, ended September 30, 2011, have been reclassified accordingly to conform to the current presentation.

(3) RESIDUAL PORTFOLIOS ACQUIRED

During the nine months ended September 30, 2012, the Company acquired residual portfolios in a series of transactions. In exchange for the right to receive cash in the form of residuals, the Company paid an aggregate of $492,000 in cash and issued an aggregate of 27,230 shares of Common Stock valued at $70,997. Each of the transactions include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and performance metrics ranging from 24 to 42 months. If the terms are not satisfied or the performance metrics are not achieved, the Company has the right to re-acquire all or a portion of the shares.

(4) EQUITY INVESTMENT

In 2012, the Company entered into an agreement to acquire equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company under the laws of India and headquartered in Mumbai, India. DPPL has entered into a services agreement with My Mobile Payments Limited (“MMPL”), a company organized under the laws of India and headquartered in Mumbai, India, which owns a payment processing service known as Money on Mobile (“MoM”) that allows individuals to use their cellular phones to make routine payments and to move money using simple text messaging (SMS technology). DPPL shareholders other than Calpian own a majority of MMPL’s equity shares.

Calpian has structured its investment in DPPL as an initial and second funding totaling $2.5 million, then quarterly tranches of approximately $1.2 million each occurring over the following 6 quarters and resulting in a total expected investment of $9.7 million, and a total of 6,123,077 shares of its Common Stock issued ratably over the 6 quarters. A total of 4,863,077 of the shares are subject to being reclaimed by Calpian if certain financial performance metrics are not achieved. To date, Calpian has raised approximately $3.2 million through issuing a combination of Common Stock and subordinated debt to meet its funding requirements, and expects to raise the remaining funds through additional private placements of its Common Stock. At the end of the investment series, Calpian expects to own approximately 74% of DPPL with the remainder held by its management team.

On March 28, 2012, the Company invested $1.3 million and has agreed in principle to issue, contingent upon DPPL’s lead founder delivering certain assurances from existing shareholders, 1,845,385 shares of its Common Stock in exchange for an approximate 15% equity interest in DPPL. As of September 30, 2012, the Company has invested $3.2 million and issued 2,430,770 shares of its Common Stock valued at $3.6 million for a 37.3% equity interest in DPPL, which resulted in the Company’s acquisition of a “significant subsidiary,” as that term is defined in Rule 102(w) of Regulation S-X and applied pursuant to Rule 11.01(b) of Regulation S-X. As a result, the Company has changed its method of accounting for its investment in DPPL from the “cost method” to the “equity method” of accounting and will recognize its proportionate share of DPPL’s operating results.

The Company’s current investment in DPPL is summarized as follows:

Proportionate share of shareholders’ equity	$990,732
Excess of investment over proportionate share of shareholders’ equity	5,598,163

Carrying value of investment	$6,588,894

The foregoing is a preliminary allocation based on the carrying value of DPPL’s net assets in its financial statements pending the obtaining of detail information about DPPL’s assets and liabilities and establishing their fair values.

The combined balance sheets and results of operations of DPPL and MMPL as of September 30, 2012 and for the nine months then ended are summarized as follows:

Current assets	$1,424,582
Long-term assets	2,259,202
Current liabilities	(602,286)
Noncontrolling interests	(673,260)
Preferred shares	(25,320)

Net assets attributable to shareholders	$2,382,918

Revenue	$66,910,000
Gross profit	637,827
Expenses	891,517
Net loss	(208,299)

Calpian’s financial statements for the three months ended June 30, 2012 have been retrospectively adjusted by a comprehensive income loss of $168,460 to account for the investment in DPPL as if the equity method of accounting had been applied using the 19.9% ownership as of that date and the 15.8% weighted average ownership during that quarter. The adjustment decreased the carrying amount of our equity investment and increased our accumulated deficit and net loss with no effect on cash flows. No adjustment has been made to the three months ended March 31, 2012, as the effect would not be material.

(5) NOTE PAYABLE

On June 4, 2012, the Company entered into a promissory note with a non-affiliated third party in the amount of $33,383 to finance premiums for its directors and officers insurance. The note bears an interest rate of 7.0% per annum, and provides for payments of $3,818 per month through March 2013.

(6) DEBT

Subordinated Debt

The Company has issued $3,150,000 in restricted and $150,000 in unrestricted subordinated notes payable pursuant to a $3 Million Subordinated Debt Offering and a $2 Million Subordinated Debt Offering, each exempt from registration under Rule 506 of Regulation D, as described in detail in a Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference. The unrestricted note was purchased by a company whose shareholders include Calpian’s Chairman and Chief Executive Officer and members of his family.

The subordinated notes are secured by a first-priority lien on substantially all of the Company’s assets, but are subordinated to any thereafter-created senior debt. The notes bear interest at a rate of 12% annually, paid monthly in arrears, and all principal is due December 31, 2014. At issuance, holders of the notes received warrants to acquire up to 1,165,000 shares of our Common Stock. An additional 252,925 warrants were issued in August 2012 in consideration for extending the original November 2012 to June 2014 principal due dates to December 31, 2014. The aggregate $1,310,073 value of the warrants using the Black-Scholes option pricing model was amortized over the period from the date of issuance to the subordinated debt modification date. The modification-date fair value discount is being amortized over the remaining term of the debt.

Acquisition Credit Facility

On April 28, 2011, the Company secured an $8.0 million senior secured credit facility from an unrelated lender to acquire residual portfolios and borrowed $2.7 million on August 26, 2011. No additional draws may be made after August 2012. The promissory notes carry an interest rate of 16%. Interest only is paid monthly in arrears and all principal, classified as current portion of long-term debt on the balance sheet at September 30, 2012, is due on April 28, 2013. The credit facility is secured by a first lien on all current and after acquired assets of the Company. The Company paid to the lender origination and commitment fees totaling $280,000, paid the lender and third parties administrative fees and expenses totaling $43,639, and issued the lender warrants to acquire up to 804,467 shares of its Common Stock at $1.00 per share. The warrants, valued at $2,011,168 using the Black-Scholes option pricing model, were recorded as deferred financing costs on the balance sheet, and are being amortized over the 24-month life of the underlying credit facility.

In November 2012, we entered into the $5.0 million term loan facility described in Note (11) Subsequent Events and repaid amounts outstanding under the foregoing $8.0 million facility.

(7) CAPITAL STOCK, WARRANTS, AND OPTIONS

We have not agreed to register any of our Preferred Stock, Common Stock, or warrants for resale under the Securities Act of 1933, as amended, although warrants to acquire up to 804,467 shares of the Company’s Common Stock have customary “piggy back” registration rights in the event that we register shares of our Common Stock in the future.

Preferred Stock

At the balance sheet dates, the Company had 1,000,000 shares of preferred stock, par value $.001 per share, authorized, but no shares outstanding.

Common Stock

During the nine months ended September 30, 2012, we issued 27,230 shares of our Common Stock valued at $70,997 in exchange for the right to receive cash from a residual portfolio and we sold in private placements 1,720,006 shares for $2,580,000 (16,667 of the shares valued at $25,000 were sold to the Company’s Chief Financial Officer). In April 2012 and as consideration for international acquisition advisory services, we issued 35,000 shares of Common Stock valued at $52,500. Such value is being expensed ratably over the 12-month service period. In June 2012, as consideration for financial advisory services, we issued 35,000 shares of Common Stock valued at $52,500. Such value was recorded as a deferred financing fee to be expensed upon the earlier of closing a qualified financing transaction or termination of the advisory agreement.

Warrants

The Company has issued warrants exercisable for an aggregate of up to 2,287,393 shares of Common Stock in connection with the issuances of subordinated notes payable, extension of the debt’s principal payment due dates, obtaining an acquisition credit facility, and consulting and other financing. The exercise prices of the warrants range from $1.00 to $2.00 (weighted average of $1.18) and expire 5 and 7 years from the dates of grant.

Options

On April 13, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan was subsequently approved by shareholders at the Annual Meeting of Shareholders on June 7, 2011. The value of options vested is recognized at each vesting period using Black-Scholes option pricing model and included in general and administrative expenses in the statements of comprehensive income.

Our Chief Financial Officer has been granted nonqualified stock options to purchase our Common Stock pursuant to the Plan (200,000 shares at $2.50 per share in April 2011 and 200,000 shares in August 2012 at $1.50 per share). The options under both grants expire ten years after the grant date or, in the case of the August 2012 grant, the earlier of ten years or the termination of services. The April 2011 options originally vested in 48 equal monthly installments; however, the unvested balance fully vested in August 2012 pursuant to a modification agreement. The August 2012 options fully vested on the grant date and $2,680 of expense was recognized.

(8) INCOME TAXES

The Company is a taxable corporation but, due to net losses, had no federal tax provision or liability in 2012 or 2011. State income tax provisions based on revenues net of compensation costs were reversed in 2012 when it was determined the taxable threshold for previous periods had not been attained.

At the most recent balance sheet date, the Company had an estimated $5,668,000 in net operating tax loss carry-forwards (“NOLs”) to offset future federal taxable income. Such NOLs expire beginning in 2030. Due to the Company’s continuing losses and uncertainty surrounding the Company’s ultimate ability to use the NOLs to offset future taxable income, the Company has provided a $2,353,000 valuation allowance reflecting 100% of all such NOLs and $426,000 of deferred tax items reversing in future years.

(9) RELATED PARTIES

Amounts Payable to Officers, Directors, and Affiliates

A tentative payout schedule has been developed for the amounts owed to officers, directors, executives, and affiliates that would extend the payout period of the following amounts through 2012.

Deferred Compensation of Officers, Directors, and Executives

During 2010, salaries, wages, and bonuses for our officers, directors, and executives were deferred. At the most recent balance sheet date, such amounts yet to be paid totaled $125,000.

Accrued Expenses Payable to Officers, Directors, and Affiliates

Expenses

ART, of which Messrs. Montgomery and Jessen are controlling shareholders, directors, and officers, has provided the Company since its startup period with certain support services. The Company and ART have verbally agreed that these amounts would accrue and be due and owing by the Company to ART, interest-free, to be paid at a future date to be agreed upon by the parties. At the most recent balance sheet date, such unpaid expenses totaled $128,893.

At the most recent balance sheet date, $51,149 was payable to officers, directors and their affiliates (collectively, “affiliates”) in the form of accumulated expense reports seeking reimbursement for service fees, travel and entertainment, and similar expenses incurred on behalf of the Company.

Management Advisory Agreement

On January 1, 2011, the Company entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank owned and controlled by Mr. Laird Cagan, a member of the Company’s Board of Directors and a significant shareholder of the Company. The non-exclusive agreement provides that CMCP will advise the Company on an array of financial and strategic matters and provide for the services of Laird Cagan, as a member of the Company’s Board of Directors. Pursuant to the agreement, CMCP will be paid $14,500 plus expenses each month in arrears beginning January 2011 and continuing through December 2013. The agreement continues month-to-month beyond December 2013 and is thereafter terminable by either party upon 30 days notice. At the most recent balance sheet date, amounts owed to CMCP under the agreement totaled $145,000, and such amounts are expected to be paid as available cash flow permits.

Securities Purchased by Insiders

A company whose shareholders include the Company’s Chairman and Chief Executive Officer and members of his family, purchased all $150,000 of the subordinated debt described in Note (6) Debt. In addition, the Company’s Chief Financial Officer purchased 16,667 shares of the Common Stock for $25,000 as described in Note (7) Capital Stock, Warrants, And Options.

(10) LITIGATION

On June 27, 2012, Calpian Residual Partners V, LP (“CRPVLP”), Calpian Residual GP V, LLC (together “CRPV”), Craig A. Jessen (“Jessen”), and Calpian were notified of certain complaints by National Bankcard Systems, Inc. (“NBS”) alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV. Jessen, who is our President, a member of our Board of Directors, and is a substantial shareholder of Calpian, is an executive officer of CRPV, but CRPV is not otherwise an affiliate of Calpian. Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV occurred prior to Calpian’s acquisition of the underlying residual portfolio on December 31, 2010. On September 18, 2012, NBS filed suit in the District Court of Dallas County, Texas against CRPVLP and Calpian (but not Jessen) alleging damages totaling approximately $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees. Calpian has retained legal counsel who has filed a response asserting affirmative defenses.

(11) SUBSEQUENT EVENTS

In November 2012, the Company entered into a $5.0 million 43-month term loan facility with an unrelated lender to repay amounts outstanding under the existing $8.0 million credit facility and acquire additional credit card residuals in the U.S. The loan is interest only for the first 18 months and provides for repayment of principal at a level rate necessary to fully amortize the loan during the last 25 months. The loan has an interest rate of 13.2% per year and a prepayment penalty beginning at 4% and declining to 0% after the first year. A first lien on all the Company’s assets has been pledged as collateral for the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this Report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Business Overview

Headquartered in Dallas, Texas, we are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from Independent Sales Organizations (“ISOs”). ISOs are sales agents authorized by contract with one or more credit card processors to sell processing and acquiring services on their behalf. ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit cards for payment. We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs and other ISOs. In addition, we may also seek to acquire servicing rights with respect to residual portfolios acquired from ISOs and invest in payments-industry related opportunities.

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

The Company advertises in industry trade journals to inform the ISO industry of its acquisition capabilities, including Transaction World Magazine (a wholly-owned subsidiary of ART but controlled by Calpian), and underwrites each potential deal using its own internal processes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

Cash inflows from existing residual portfolios acquired in 2012 and prior total approximately $300,000 per month. At the most recent balance sheet date, ongoing monthly cash expenses totaled approximately $260,000 per month (excluding time-discretionary payments to officers, directors, and executives of previously deferred amounts) thus causing the Company to be cash flow positive on an operating basis.

Sales of Unregistered Securities

The Company continues to sell shares of its Common Stock and issue subordinated debt to fund its investments in Digital Payments Processing Limited (“DPPL”) in India and acquire residual portfolios. For the year-to-date period through September 30, 2012, Calpian has raised approximately $3.2 million to fund its investment in DPPL, pay related expenses, and acquire residual portfolios, and the Company expects to raise additional funds through additional private placements of its Common Stock and subordinated debt.

Acquisition of Additional Residual Portfolios

In November 2012, the Company entered into the $5.0 million term loan facility described in Note (11) Subsequent Events of the Notes To Financial Statements contained in Part I of this Report, incorporated herein by reference, and repaid the outstanding balance of $2.7 million on the $8.0 million facility. Additional amounts available under the new $5.0 million credit facility will be used to pay expenses of the new facility (approximately $300,000) and acquire additional residual portfolios.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

Cash Restricted to Acquisition of Residuals

During the nine months ended September 30, 2012, the Company used $397,000 of the proceeds from the issuance of subordinated notes to acquire additional residuals costing $492,000.

Equity Investment

During the nine months ended September 30, 2012, the Company raised approximately $2.6 million in equity and $750,000 in subordinated debt to fund $3.2 million of its $6.9 million equity investment in DPPL and pay related expenses of $136,690. In September 2012, we funded approximately $3.6 million of our equity investment by issuing approximately 2.4 million shares of our Common Stock. As a result of the additional funding, our equity interest increased to 37.5% of DPPL’s net assets at the most recent balance sheet date and our accounting for the investment was changed from the cost to the equity method by recognizing comprehensive income losses ($168,460 retrospectively in the second quarter; $267,260 year-to-date).

Other Changes

There have been no other material changes in the Company’s financial condition since December 31, 2011 other than amortization of assets reflected in the statement of cash flows, classification of senior notes payable due April 28, 2013, to current liabilities, and classification from current liabilities to long-term debt of subordinated notes payable as a result of maturity dates being extended to December 31, 2014.

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues during the three months ended September 30, 2012, reflect cash collections on residual portfolios previously acquired by the Company. The decrease from the comparable period in 2011 reflects normal attrition within our residual that also resulted in lower portfolio amortization.

Operating expenses during the three months ended September 30, 2012 and 2011 were composed entirely of general and administrative expenses. General and administrative expenses of $564,784 for the three months ended September 30, 2012, were slightly more than the $496,744 incurred in same period in 2011 due to modest changes across a range of expense types offset by $26,600 less expense recorded for equity awards to management.

Amortization of discount on subordinated debt reflects multiple issuances of notes. Amounts were lower in the three months ended September 30, 2012 compared to 2011 as the original November 2012 to June 2014 principal due dates were extended to December 31, 2014.

Interest expense for the three months ended September 30, 2012, reflects the costs of funds for the $8.0 million acquisition credit facility of $108,000 and the subordinated notes of $99,000, and other. Interest expense for the comparable period in 2011 included $41,806 for subordinated notes.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues during the nine months ended September 30, 2012, reflect cash collections on residual portfolios previously acquired by the Company. The increase in the comparable period in 2011 and the increases in portfolio amortization and servicing costs reflect additional portfolio acquisitions since that period. Other costs of revenues decreased significantly from the comparable period in 2011 as 2011 included $74,982 in a residual lead-generation program, later terminated, and $39,018 higher acquisition costs.

Operating expenses during the nine months ended September 30, 2012 and 2011 were composed entirely of general and administrative expenses. General and administrative expenses of $1,846,160 for the nine months ended September 30, 2012, were larger than the $1,617,546 incurred in comparable period in 2011 due to $166,302 in expenses related to the equity investment in DPPL, $47,500 in consulting fees, and modest changes across a range of expense types offset by $42,730 less in legal fees and $49,556 less in equity awards to management.

Amortization of discount on subordinated debt reflects multiple issuances of notes. Amounts were higher in the nine months ended September 30, 2012 compared to 2011 due an additional $1,750,000 of subordinated notes which have been outstanding for various periods since August 2011, offset by the effect of the original November 2012 to June 2014 principal due dates being extended to December 31, 2014.

Interest expense for the nine months ended September 30, 2012, reflects the costs of funds for the $8.0 million acquisition credit facility of $324,000 and the subordinated notes of $263,550, and other. Interest expense for the comparable period in 2011 included $165,833 for subordinated notes and $41,806 for the credit facility offset by a minor amount of net interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required. Disclosures stemming from the Company’s investment in Digital Payments Processing Limited will, for the first time, be included in our Annual Report of Form 10-K for the year ended December 31, 2012. As such, the Company is just now instituting disclosure controls and routines in India necessary to meet our ongoing reporting obligations in the future.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012, that materially affected, either positively or negatively, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On June 27, 2012, Calpian Residual Partners V, LP (“CRPVLP”), Calpian Residual GP V, LLC (together “CRPV”), Craig A. Jessen (“Jessen”), and Calpian were notified of certain complaints by National Bankcard Systems, Inc. (“NBS”) alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV. Jessen, who is our President, a member of our Board of Directors, and is a substantial shareholder of Calpian, is an executive officer of CRPV, but CRPV is not otherwise an affiliate of Calpian. Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV occurred prior to Calpian’s acquisition of the underlying residual portfolio on December 31, 2010. On September 18, 2012, NBS filed suit in the District Court of Dallas County, Texas against CRPVLP and Calpian (but not Jessen) alleging damages totaling approximately $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees. Calpian has retained legal counsel who has filed a response asserting affirmative defenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company completed additional closings of its ongoing private placement of equity pursuant to which it sold 866,669 shares of its Common Stock at a price of $1.50 per share resulting in gross proceeds to the Company of $1,300,000. All such amount was invested in DPPL.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOUSRES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2012

CALPIAN, INC.

By:	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

			Incorporated By Reference (if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012 *
(10)	Material Contracts
	10.31	Form of Note Modification Agreement, dated July 25, 2012 and effective August 7, 2012	8-K	August 10, 2012	10.1
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.