Form 10-K
period 2012-12-31
Calpian, Inc.
filed 2013-04-08
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 000-53997

CALPIAN,  INC.

(Exact name of registrant as specified in its charter)

Texas	20-8592825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 North Akard Street Suite 2850,  Dallas, TX  75201

(Address of principal executive offices)

214-758-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act

None

Securities registered pursuant to Section 12(g) of the Exchange Act

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No    ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012, was $26,257,026, computed as the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.  For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of April 8, 2013 was 23,915,806.

Documents Incorporated By Reference

None

INTRODUCTORY COMMENT

In this Annual Report on Form 10-K, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our.”

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions.  We do not know all of our assumptions are accurate.  In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof.  If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business also may be wrong.  There can be no assurances any of our estimates as to our business growth will be achieved.

PART I

ITEM 1BUSINESS

Organizational History

Calpian, Inc., a Texas corporation headquartered in Dallas, Texas, was incorporated on May 30, 2006, as Toyzap.com, Inc., and became a public company on May 7, 2008, through a self-underwritten registered public offering of 4,000,000 shares of $.001 par value common stock.  The offering raised $150,000 that was used to pursue a business strategy that never commenced operations.  The “shell company”, Toyzap.com, Inc., was acquired by members of the Company’s current management team, affiliates thereof, and certain other purchasers, on April 23, 2010, pursuant to purchase agreements whereby approximately 99% of the Company’s then issued and outstanding common stock was acquired.  At such time, the former management and Board of Directors resigned and a new management team and Board of Directors were appointed, who then redirected the business focus of the Company to the business plan described below.  On September 3, 2010, the Company changed its name to “Calpian, Inc.” pursuant to approval obtained at a meeting of our shareholders.  The Company’s common stock began trading in the over the counter (“OTC”) market on March 4, 2009, and it currently trades there under the symbol “CLPI.”

In March 2012, the Company acquired equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company, and DPPL entered into a services agreement with My Mobile Payments Limited (“MMPL”).  Both companies are organized under the laws of India and headquartered in Mumbai, India.  The agreement provides for the Company to acquire an equity interest in DPPL of approximately 74% for $9.7 million to be paid in quarterly tranches through January 2014 and the issuance of 6.1 million shares of our common stock.  As of December 31, 2012, we had invested $4.1 million and issued 2.4 million shares of our stock valued at $3.6 million in exchange for a 45% equity interest in DPPL.

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“CCI”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.    The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million.

Through our investment in DPPL and acquisition of CCI’s assets,  we expect to build value for our shareholders and have as a goal the achievement of a higher EBITDA multiple in the U.S. equity markets by participating in a high-growth segment of the payments industry; however,  there is no assurance the investment will meet our objectives.

Business Overview

With the recent acquisition of assets comprising CCI, and once the Company attains majority ownership of DPPL, Calpian will have three business segments: acquisition of residuals; electronic payments in India; and independent sales office.

Calpian – Residual Portfolio Acquisitions

We are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).  In addition, we invest in payments-industry related opportunities.

Our purchases of residual portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current, and possibly future, portfolios of an ISO.  Our aim is to acquire merchant residual portfolios directly from the ISOs that originated the processing contracts with the merchants.  In a residual portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount.  Prior to the acquisition,  we and the ISO notify the processors of the plan to acquire the rights to the residual portfolio and direct that all future residual payments should be paid to us.  Processors are required to approve the acquisition as a condition of closing.

Electronic Payment Processing Industry

We receive substantially all of our revenue from processing contracts with small- and medium-sized merchants for electronic payment (e.g., credit and debit card) processing services that have been sold by ISOs.    The merchants within the electronic payment processing industry are segmented into three groups: (i) large merchants, (ii) medium-sized merchants, and (iii) small merchants who typically generate less than $1.0 million in annual processing volume.

Payment processors focusing on large merchants including Elavon, Inc.,  Chase Paymentech Solutions, LLC, First Data Merchant Services Corporation, RBS Lynk, and National Processing Company (NPC/ Retriever Payment Systems, leverage their capital investment in processing infrastructure over the largest number of transactions to lower their marginal cost of processing a transaction.  This scale allows these large processors to sell services at low per-transaction cost to the largest merchants with high processing volumes.

The payment processors with a medium-sized merchant focus compete based on a similar ability to leverage their infrastructure, but typically focus on regional and smaller national merchants.    The small merchant segment is traditionally best served by the ISO sales channel.

Independent Sales Organizations

ISOs are independent sales agents, or a group of agents, contractually authorized to sell credit card processing related services on behalf of one or more credit card processors that are typically too small for a large processor to effectively sell, service, or reach with its centralized, national sales force.  ISOs shepherd the merchant’s application for processing services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant is approved to accept consumer credit cards for payment.

ISOs have two primary sources of revenues and profitability:

•

Sales of credit card processing terminals to merchants represent a one-time profit opportunity.  Historically, terminal markups were the most important source of immediate cash flow for ISOs but, due to market saturation and the lack of replacement technology, this source has diminished significantly in recent years.

•

Credit card residual portfolios revenues provide an ongoing cash flow stream.   For every merchant an ISO signs up on behalf of a processor, the ISO receives revenues based on the fees the merchant subsequently pays to the processor.  The ISO sells credit card processing services at a retail price to the merchant and retains the difference between the retail price and the wholesale price paid to the processor.  That difference provides the ISO with monthly residual revenues (“residuals”) that are a contractual obligation of the processor.  The residuals vary month-to-month based on the merchant’s sales volume and remain in effect for as long as that merchant is a customer of the processor, but the right to receive them may terminated for a variety of reasons.

Processors

In addition to other tasks, processors handle credit card transactions originated by merchants and bill and collect the service fees from the merchant monthly.  During the subsequent month, processors send the ISO a report detailing merchant activity and residuals due the ISO along with a remittance of the funds thereby eliminating the need for the ISO to collect directly from the merchant.

Contracts for credit card processing services between the merchant and processor can be year-to-year with automatic renewals, but may have up to a three-year initial term.  Merchant processing, however, is a competitive business and merchants do change processors, usually for a lower rate or promise of better service.

Attrition occurs when a merchant leaves its processor, typically due to either moving to another provider of processing services or going out of business.  In exchange for the residual payment, the ISO is responsible for providing first-line customer service to the merchant on behalf of the processor.  Common support issues include, but are not limited to, addressing malfunctioning point of sale (“POS”) terminals, answering questions about billing statements, and providing training.  Most of these issues are successfully addressed by telephone and replacement terminals are commonly provided to merchants through overnight shipping services.  ISOs are sales-focused organizations almost exclusively devoted to selling POS terminals and processing services.

Calpian’s Residual Portfolio Business Model

The Company is in the business of acquiring ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs.    We expect the acquisition process, from the incoming inquiry by an ISO to closing, may take 60 to 90 days.    We focus on, and take legal possession of, the residual stream.  When a residual stream is acquired, we take steps to ensure the processor pays future residuals directly to us instead of to the ISO.

The ISO market is segmented into two categories, each with defined financial needs:

•	Small ISOs with less than 2,000 merchants and financial requirements typically arising from the personal needs of the ISO’s owner (e.g., medical or educational); and
•	Larger ISOs with financial needs driven by business issues such as expansion funding, partnership splits, and exit plans.

Calpian’s target market encompasses ISOs selling processing services to small- and medium-sized businesses with less than $1.0 million in annual processing volume.  We do not expect to compete for larger volume accounts or plan to buy portfolios made up of very large merchants for several reasons, including the hypercompetitive pricing experienced in the large merchant segment and differing customer service needs.  In addition, we believe large merchants generally represent an unacceptable concentration of revenue risk.

Our strategy is to concentrate acquisition activity on ISOs contracting with a select group of our preferred processors.  In this way, we plan to build a merchant base of reliable, credit-worthy processors.  Our preferred processors include, but are not limited to: Elavon, Chase Paymentech, First Data Merchant Services, RBS Lynk, and National Processing Company (NPC)/ Retriever Payment Systems.  We currently have contracts with Elavon and Chase Paymentech, but there is no assurance we will succeed in focusing our acquisition activities among ISOs that utilize these major processors.

To inform the ISO community of our acquisition capabilities, we advertise in industry trade journals, including Transaction World Magazine having a March 2013 issue distribution of more than 14,000 copies.

Residual Portfolio Competition

We, and the ISOs from whom we intend to acquire portfolios, compete with a wide variety of processing service providers including, but not limited to, First Data Merchant Services, Elavon, Inc., a U.S. Bancorp subsidiary, JP Morgan Chase & Co. and its subsidiaries, NPC, Bank of America, Wells Fargo, RBS Lynk, iPayment, Innovative Merchant Services,  an Intuit company, local and regional banks, and other ISOs.   In addition, we may face merchant processing service competition from other entrants such as Google, Yahoo, Paypal, and eBay. We also expect to face competition at the ISO level for proposed acquisitions from other industry players such as Blue Pay, Frontstream Payments, Century Bankcard, Cutter Financial, and Stream Cash, as well as several individuals active in the business of acquiring residual portfolios.    Because most of these competitors are larger than us and have significantly greater resources, we may not be able to successfully compete against them.

In operating our business, we expect to face competition on two levels: the small merchant level and the ISO level:

•

The small merchant segment of the market is generally reached by ISOs and processors via telephone room sales and banks via walk-in branch sales.  We compete in this highly competitive environment primarily by aggregating the need for processing services across ISOs and securing processing contracts on terms more favorable to the ISOs than they can obtain on their own, and by securing more favorable contract terms between the merchant and the processor.

•

On the ISO level, we compete with other ISOs and payment processors active in the highly competitive payment processing service industry by offering competitive processing rates to our ISO partners through our processing service providers to enable them to resell those services to merchants at competitive rates.  In addition, ISOs considering a transaction with us may decide to seek financing instead from providers of loans to ISOs including RBL Capital, Resource Finance, SuperG funding, or commercial banks.

While we may find ourselves competing on the small merchant or ISO level with payment processors with which we may contract as our payment processing service provider, we believe many of them may be unable to cost-effectively contract with small merchants unless they utilize an intermediary such as an ISO.  We also believe we have the opportunity to compete with processors for ISO resources as processors generally focus on specific markets or industries and, therefore, ISOs typically offer services from several different processors.

We compete for the acquisition of residual portfolios based on price, our ability to offer publicly traded stock, and the terms of our acquisition agreements which do not require merchants to change processors.  Most buyers of portfolios require merchants to change their existing processors to the buyer’s favored processors.

Digital Payments Processing Limited –ELECTRONIC PAYMENTS IN INDIA

Our equity investee, Digital Payments Processing Limited and My Mobile Payments Limited work together to deliver a payment processing service, owned by MMPL, known as “Money-on-Mobile” (“MoM”).  MoM allows individuals to use their cellular phones to make routine payments and to move money using simple text messaging (SMS technology).  The distributor, retailer, customer contracts, and the license to operate issued by the Reserve Bank of India are the property of MMPL which maintains custody of customers’ funds in accordance with India’s regulations.  DPPL owns and operates the customer support call center and sales support functions holding licenses from MMPL for all the intellectual property necessary to process transactions.

Calpian representatives Messrs. Montgomery and Pilotte are two of the four members of DPPL’s board of directors.  Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote.  Mr. Montgomery also is one of 6 members of MMPL’s board.  Mr. Shashank M. Joshi, a Calpian director, is a founder and managing director of both DPPL and MMPL.

Indian Payment Processing Market

In India, the majority of personal payments are made in person with cash, and most routine services are paid in advance.  Effecting the simplest transactions (e.g., buying cell-phone minutes, paying for cable or satellite television time, and paying electric or water bills) can be both time consuming and inconvenient.  Typically each service has its own payment location meaning travel can be significant and waiting lines can be long.  In addition, workers moving from the country to the city find the process of sending money home in cash or by courier can be risky, uncertain, and expensive.  It is difficult to confirm receipt, and the recipient can experience significant delays in receiving the money.

India is the second largest mobile market in the world with about 400,000 telecom towers according to the “2011-12 Annual Report” of the Telecom Regulatory Authority of India.  It reports as of Mach 31, 2012, India had 919.2 million cellular phone subscribers (64.8% urban – 35.2% rural), a year-over-year increase of 13.3%.

Currently in India, there are 15 cell and 6 “Direct to Home” (“DTH”) satellite television providers, and no one player is dominant in either market. Minutes of talk and viewing time are sold through company-owned or large retail stores.  The proliferation of vendors presents a problem for small retailers who would like to sell minutes for a profit.  In order to make sure they have minutes in inventory from the right provider, the retailer must have a relationship with each provider.  Stores face a major capital expense in establishing this relationship and maintaining multiple inventories.

Money-on-Mobile Business Model

MMPL launched its MoM service in April 2011 and currently has more than 32.5 million unique phone number users in a network of more than 118,000 retailers spanning almost every consumer market sector, and it processed over $97 million in transactions in 2012.

MoM is a mobile wallet (“M-wallet”) similar to carrying a prepaid debit card on a mobile phone.  It can be used to pay for goods and services from the mobile phone as well as making other financial transactions such as sending or receiving money anytime and anywhere.  The user can have a single personal account or link to multiple family and friend accounts for gifting purposes or transferring funds.  All transactions are completed in real time.

For businesses, MoM acts as an intermediary, a single vendor providing minutes inventory from most cell and DTH providers, allowing a small retailer to sell minutes from any provider.  MoM provides faster payment processing, financial transaction security, and services such as customer loyalty programs, discount schemes, and special promotions.  MoM can compile up-to-date intelligence about its merchants’ prospective customers from the ever-growing volume of daily transactions it process allowing merchants to stay in touch with market trends and quickly make decisions about their promotion activities including mobile-based advertising.

MoM service uses cell telephone numbers to identify both the sender and the recipient.  The user loads virtual currency into the MoM system paying cash at any one of thousands of independent retailer stores.  To move funds from the user’s account to another account, a text message to MoM tells who and what amount to pay.  The amount is instantly deducted from the user’s account and credited to the recipient’s account, and both parties receive a confirmation within a few seconds.

CALPIAN COMMERCE, INC. – INDEPENDENT SALES OFFICE

Our newly-formed subsidiary, Calpian Commerce, Inc. (“CCI”), provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

Employees

At December 31, 2012, Calpian employed 6 people.  During the year, we utilized independent consultants to assist with accounting, financial reporting, and administrative matters.  Our equity investee, DPPL, employed 169 full and part-time people.  On March 15, 2013, our newly-formed subsidiary, CCI, employed 30 people.

Calpian and our affiliates have no employment or collective bargaining agreements and we believe our employee and independent contractor relationships are satisfactory.

INTELLECTUAL PROPERTY

Among the assets acquired and comprising CCI are proprietary software products, trademarks, trade names, and other intellectual property together with the related patent and copyright filings and documents protecting such property.

Governmental Regulations

The industries in which we operate are subject to extensive governmental laws and regulations in the U.S.  There are numerous laws and regulations restricting the purchase, sale, and sharing of personal information about consumers, many of which are new and continue to evolve; accordingly, it is difficult to determine whether and how existing and proposed privacy laws may apply to our businesses in the future.  Also, there are numerous consumer statutes and regulations, including the Gramm-Leach-Bliley Act, regarding the possession of both consumer- and merchant-level data with which we must comply.

Payment system operators in India are subject to the Indian Payments and Settlement Systems Act 2007 and operate under the authority and board oversight of the Reserve Bank of India (“RBI”).  In the licensing process, the RBI reviews the licensee’s operations, systems, and processes and has the authority to revoke a license at any time should operations not continue to meet RBI standards, primarily those relating to the custody of, and accountability for, consumer funds.

ITEM 1A    RISK FACTORS

The following risk factors could materially affect our business, financial condition, and results of operations.  These risk factors and other information in this Annual Report should be carefully considered in evaluating our business.  They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

Risks Relating To Our Business

We have limited operating history in the merchant residual and acquisition business and are operating at a loss.  There is no guarantee we will become profitable which makes it difficult to predict future results and raises questions as to our ability to successfully develop profitable business operations.

We revised our business model in 2010 to operate in the merchant acquisition industry and anticipate we will operate at a loss for some time.  We have two years of financial results on which our potential may be judged.  There can be no guarantee we will ever become profitable.

Our success will be dependent on our management team for the foreseeable future.

We believe our success depends on the continued service of our key executives.  Although we currently intend to retain our existing management, we cannot assure such individuals will remain with us.  We have no employment agreements with any individuals.  The unexpected loss of the services of one or more of our key executives, directors, or advisors, or our inability to find suitable replacements within a reasonable period of time following any such loss, could have a material adverse effect on our ability to execute our business plan and, therefore, have a material adverse effect on our financial condition and results of operations.

We may not be able to raise the additional capital necessary to execute our business strategy which could result in curtailment of our operations.

Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of credit.  If we are unable to obtain additional financing, or if the terms thereof are too costly, we may be forced to curtail operations until such time as alternative financing is arranged which would have a material adverse impact on our planned operations.

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to numerous regulations that affect the electronic payments industry.  Regulation and proposed regulation of the payments industry has increased significantly in recent years.  Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension, or termination of services provided to, or by, third parties, and the imposition of penalties, including fines.  We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among others.  Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on the Company.  We are also subject to the rules of Visa, MasterCard, and various other credit and debit networks.  Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be filed by merchant acquiring entities for each calendar year starting in 2011.

Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures.  The impact of the Dodd-Frank Act on the Company is difficult to estimate, as it will take time for the market to react and adjust to regulations that have been implemented and because certain additional regulations have yet to be developed.

Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers.  Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. These regulations may materially and adversely affect the Company’s business or operations, either directly or indirectly.

We have faced, and may face in the future, significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate.

We have potential liability for chargebacks associated with the transactions we process.  If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is “charged back” to the merchant’s bank and credited to the account of the cardholder.  If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable (due to bankruptcy or other reasons) to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid to the cardholder’s bank.

We also have potential liability for losses caused by fraudulent card-based payment transactions.  Card fraud occurs when a merchant’s customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services.  In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss.  In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction.  Many of the small merchants that we serve are small businesses that transact a substantial percentage of their sales in card-not-present transactions over the Internet or in response to telephone or mail orders, which makes these merchants more vulnerable to customer fraud than larger merchants.  Because substantially all of the merchants we serve are small merchants, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants.

Merchant fraud occurs when a merchant, rather than a customer, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction.  Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback.  We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be sure that these measures are or will be effective.  It is possible that incidents of fraud could increase in the future.  Failure to effectively manage risk and prevent fraud could increase our chargeback liability.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions.  If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations.  Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions.  We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations.

Our sponsoring banks may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement.  If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions.  Furthermore, our agreements with our sponsoring banks provide the sponsoring banks with substantial discretion in approving certain elements of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants, the processing fees that we charge, our customer service levels, and our use of sales agents.  We cannot guarantee that our sponsoring banks’ actions under these agreements will not be detrimental to us, nor can we provide assurance that any of our sponsoring banks will not terminate their sponsorship of us in the future.

If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard payment card associations, our registrations with these associations could be terminated, and we could be required to stop providing payment processing services for Visa and MasterCard.

Substantially all of the transactions we process involve Visa or MasterCard.  If we or our bank sponsors fail to comply with the applicable requirements of the Visa or MasterCard payment card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could prevent us from providing payment processing services.

We rely on third-party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve.  We also outsource to third parties other services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations.  Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them.  Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party.  The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could negatively impact our operations and expose us to protracted and costly litigation.

We may collect and store limited data about merchants and their principal owners, including names, addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records.  In addition, we maintain a limited database of cardholder data relating to specific transactions, including card numbers and cardholder addresses, in order to process the transactions, for fraud prevention and other internal processes.  If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

Although we generally require that our agreements with our sales agent and other service providers who may have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized disclosure of merchant or customer data by the sales agent or service providers. In addition, our agreements with financial institutions (as well as card association requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data.  Any failure to adequately comply with these protective measures could result in fees, penalties, and/or litigation.

Our reputation could be damaged as a result of negative publicity.

We depend upon our reputation to compete for agents, merchants, and employees.  Unfavorable publicity can damage our reputation and negatively impact our economic performance.

We are the subject of legal proceedings which could have a material adverse effect on our business, financial condition or operating results. .

We are involved in litigation matters.  If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  For more information about the Company’s legal proceedings, see “Legal Proceedings.”

Risks Relating to Industry

If we fail to comply with the applicable requirements of the processing agreements, some or all of the card brands with which we do business could seek to fine us, suspend us, or terminate our registrations.  Fines could have an adverse effect on our operating results and financial condition, and, if these registrations are terminated, we would not be able to conduct our business.

If we are unable to comply with processing agreement requirements, the card brands with which we do business could seek to fine us, suspend our processors from processing transactions.  The termination of registration or any changes in the card brands’ rules that would impair our registration could make it impossible for us to conduct our business.

The payments industry is highly competitive and we expect to compete with larger firms having greater financial resources.  Such competition could increase and adversely influence our prices to merchants and our operating margins.

We compete in a highly competitive market with a wide variety of processing service providers including, but not limited to, First Data Merchant Services, Elavon, Inc., a U.S. Bancorp subsidiary, JP Morgan Chase & Co. and its subsidiaries, Vantiv, Bank of America, Wells Fargo, Worldpay, iPayment, Heartland Payment Systems, Global Payments, TSYS Merchant Solutions, Innovative Merchant Services, an Intuit company, local and regional banks, and other ISOs.  These and other providers have established a sizable market share in the small- and medium-size merchant processing sector.  Developing and maintaining our growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share.  If competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable results of operations.

The primary competitive factors in our industry are the price of services rendered and the contractual terms between the merchant and the processor.  Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card.  These competitors have substantially greater financial, technological, management, and marketing resources than we have.  This may allow them to offer more attractive fees to our current and prospective merchants, or offer other products or services that we do not.  This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

The market for credit and debit card processing services is highly competitive and has relatively low barriers to entry.  The level of competition has increased in recent years as other providers of processing services have established a sizable market share in the small merchant processing sector. Some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies that have substantially greater capital, technological, management and marketing resources than we have.  There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants.  This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins.  Further, if the use of cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced.  In addition, our competitors in recent years have consolidated as large banks merged and combined their networks.  This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us.  Our future competitors may develop or offer services that have price or other advantages over the services we provide.  If they do so and we are unable to respond adequately, our business, financial condition, and results of operations could be materially adversely affected.

Risks Relating To Acquisitions

Revenues and profits generated by acquired businesses or account portfolios may be less than anticipated, resulting in losses or a decline in profits, as well as potential impairment charges.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based on the historical revenue of the acquired provider of payment processing services or portfolio of merchant accounts.  Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts.  Should the rate of post-acquisition merchant attrition exceed the rate we forecasted, the revenues and profits generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

We may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, exposing us to potentially significant, unanticipated costs.

Prior to the consummation of any acquisition, we perform a due diligence review of the business or portfolio of merchant accounts that we propose to acquire.  Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.  For example, in the past we may have been obligated to fund certain credits and charge-backs after discovering that a merchant account from an acquired merchant processing portfolio was in substantial violation of the Visa and MasterCard card association rules. In the future we may make acquisitions that may obligate us to make similar payments resulting in potentially significant, unanticipated costs.

We may not be able to integrate recently acquired companies or potential future acquisitions into our company, and resources available to assist our acquired companies may be insufficient.

We have made strategic acquisitions and we intend to continue to make such acquisitions in accordance with our business plan.  Each acquisition involves a number of risks, including:

•	the diversion of our management’s attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain management’s resources;
•	the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;
•	possible adverse effects on our results of operations and cash flows;
•	possible inability by us to achieve our intended objective or goals of the acquisition;
•	possible inability by acquisition to retain and maintain strategic vendors or contacts; and
•	our inability to assist our affiliated companies as intended or to acquire and integrate businesses under our business plan could negatively impact our operations, financial results and cash flows.

Risks Relating To Government Regulation

We may find our business operations are regulated by current privacy laws, such as the Gramm-Leach Bliley Act, and that we are not in compliance with such laws and regulations as it applies to consumer information we may process and collect.

The laws governing privacy generally remain unsettled; however, even in areas where there has been some legislative action such as the Gramm-Leach-Bliley Act (the “Act”) and other consumer statutes, it is difficult to determine whether and how existing privacy laws apply to our business.  For example, the Act requires nonaffiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of financial information; however, the law is new and there have been few rulings interpreting its provisions.  We may be mistaken in our belief that our activities fall under exceptions to the consumer notice and opt-out requirements contained in the Act and find that we are not in compliance with these laws, or that we may not be able to become compliant, if at all, without significant time and expense.  The cost of compliance or limitation on our business operations if we must restrict our access to and use of consumer information could adversely affect our ability to provide the services we intend to offer to our merchants or could impair the value of these services.

New and potential governmental regulations designed to reduce, regulate, or change interchange costs, network access fees or any other fee charged to a merchant or the terms of merchant contracts, or to require specified data security levels on transactions, or the enactment of any other additional regulations or modifications of existing regulations could adversely affect our results of operations.

Due to changing regulations at various levels of government, we are unable to determine the potential outcomes of the regulations.  For example, the “Durbin Amendment” legislation was enacted to regulate the basis on which interchange rates for debit card transactions are made so as to ensure that interchange rates are “reasonable and proportionate to costs.”  The amendment could limit the debit card interchange fees paid by retailers to ISOs and potentially limit the revenue we could derive from interchange fee markups.  The likelihood of future similar legislation is uncertain.  In addition, federal or state legislation could be enacted requiring ISOs like our Company to be responsible for data security with respect to transactions in which it is involved despite never having access to, or being in possession of, any consumer data.  Such regulations would have an adverse impact on our economic results due to both reduction in revenues and increases in operating expenses.

Governments experiencing budget deficits may impose taxes on us or our service providers we cannot pass on to or merchants which would increase our operating costs.

We and our service providers may become subject to additional U.S., state, or local taxes that, by regulation, cannot be passed through to our merchants which would increase our operating costs.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide, or the value of, the services we currently provide to our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers.  For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information.  We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions.  However, the laws governing privacy generally remain unsettled.  Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business.  Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.

Several states have proposed legislation that would limit the use of personal information gathered using the Internet.  Some proposals would require proprietary online service providers and website owners to establish privacy policies.  Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways.  Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could:

•	create uncertainty in the marketplace that could reduce demand for our services;
•	restrict or limit our ability to sell certain products and services to certain customers;
•	limit our ability to collect and to use merchant and cardholder data;
•	increase the cost of doing business as a result of litigation costs or increased operating costs; or
•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

Any change in the regulatory environment could have a material adverse effect on our business, financial condition and results of operations.

 We are subject to federal and state laws regarding anti-money laundering, including the Patriot Act, and if we break any of these laws we could be subject to significant fines and/or penalties, and our ability to conduct business could be limited.

 We are subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control (OFAC), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals.  The money transfer business has been subject to increased scrutiny following the events of September 11, 2001.  The Patriot Act, enacted following those events, mandates several new anti-money laundering requirements.  The federal government or the states may elect to impose additional anti-money laundering requirements.  Changes in laws or regulations that impose additional regulatory requirements, including the Patriot Act, could increase our compliance and other costs of doing business, and therefore have an adverse effect on our results of operation.

Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities could result in, among other things, revocation of required registrations, loss of approved status, termination of contracts with banks, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability.  The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

If we were to inadvertently transmit money on behalf of, or unknowingly conduct business with, a prohibited individual, we could be required to pay significant damages, including fines and penalties.  Likewise, any intentional or negligent violation of anti-money laundering laws by our employees could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdictions.

Risks Relating To Our Common Stock

Our issuance of preferred stock could adversely affect the value of our common stock.

Our Certificate of Formation provides for the issuance of up to 1.0 million shares of what is commonly referred to as “blank check” preferred stock.  Such stock may be issued by our Board of Directors from time to time, without shareholder approval, as one or more separate series of shares as designated by resolution of our Board setting forth the relative rights, privileges, and preferences of the series, including, if any, the: (i) dividend rate; (ii) price, terms, and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights. The issuance of such shares, with superior rights and preferences, could adversely affect the interests of holders of our common stock and potentially the value of our common stock.  Our ability to issue such preferred stock also could give our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest, or otherwise.

Our common stock is deemed “penny stock” and, therefore, subject to special requirements making the trading of our common stock more difficult than for stock of a company that is not deemed “penny stock.”

A “penny stock” as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 is a stock: (i) trading at a price of less than five dollars ($5.00) per share; (ii) not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer having net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain information concerning the investor’s financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience, and investment objectives.

Compliance with the foregoing requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

We do not have any independent directors.

We have no “independent directors” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market and our Board of Directors may never have a majority of independent directors.  In the absence of a majority of independent directors, our existing directors, who also are significant shareholders, could establish policies and enter into transactions without independent review and approval.

Our executive officers, directors, and major shareholders hold a majority of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock.  As a result, acting together they would be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

The price of our common stock may be volatile, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them.  Our securities are currently quoted on the OTC and, thus, your ability to sell your shares in the secondary market may be limited.

 We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock.  The failure to achieve and maintain an active and liquid market for our common stock means that you may not be able to dispose of your common stock in a desirable manner and the price for our shares may fluctuate greatly.

Moreover, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them.  If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources.  This could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating To Our Equity Investment In India

We lack overseas investing experience.

DPPL is our first investment outside of the U.S. and our management team has limited international investing experience.  We could misunderstand regulatory, cultural, or other pervasive aspects of doing business in India that could negatively impact our investment or our results of operations.

We will need to raise additional capital in order to complete our investment in DPPL, and failure to do so will limit the benefits we seek to attain from a significant equity interest.

Although we plan to raise additional capital through the sale of equity or debt securities, or a combination thereof, there is no assurance we will be able to raise such funds on terms acceptable to us in a timely manner, or at all.  If we are unable to raise the capital when needed, we could be limited to a minority equity position in DPPL and the benefits we seek through a larger percentage ownership will not be attained.

DPPL’s services agreement with MMPL is its sole source of revenue and many risks associated with one are equally applicable to the other.

DPPL’s sole source of revenues is from providing services to MMPL; consequently, matters impacting MMPL will also impact DPPL, and general business and economic risks identified with one apply equally to the other.

We anticipate the industry in which MMPL operates will be subject to intense competition.

There are several direct competitors to MMPL currently conducting business in India, and some have access to large markets of existing phone subscribers.  Once these companies fully implement their strategies, the competition in India for the services being provided by MMPL may intensify significantly.

The payments industry in India is subject to extensive regulation.

Payment system operators like MMPL are subject to the Indian Payments and Settlement Systems Act 2007 and operate under the authority and board oversight of the Reserve Bank of India (“RBI”).  Although the RBI has reviewed the operations, systems, and processes of MMPL, and has licensed it to operate a payments system in India through October

24, 2013 (automatic renewal for 7-year terms), the RBI has the authority to revoke this license at any time should MMPL's operations not continue to meet standards primarily relating to the custody of, and accountability for, consumer funds.  Such revocation would seriously and negatively affect the value of our investment in DPPL.  In addition, increased regulatory focus could result in additional obligations or restrictions with respect to the services MMPL provides.

MMPL is subject to the risks faced by new businesses.

MMPL is an early-stage company with a limited operating history and is, therefore, subject to many of the risks and uncertainties faced by new enterprises.  There is no assurance MMPL will be able to manage its business effectively, identify, employ, and retain any needed management or technical personnel, further develop and implement its services, obtain third-party contracts or financing, or achieve the other components of its business plan.

MMPL's services may not gain wide acceptance in the market.

Because the majority of personal payments in India have historically been made in person, in cash, and in advance, there is no assurance the services provided by MMPL will be generally accepted by the Indian consumer.

Evolving products and technological changes could make MMPL's services obsolete.

We anticipate the services being offered by MMPL will continue to evolve and be subject to technological change.  Accordingly, MMPL's ability to maintain a competitive advantage and build its business requires it to continually invest in research and development.  Many of the companies we expect to compete with MMPL have greater capital resources, research and development staffs, and facilities than MMPL.  MMPL's services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches.

MMPL's technology platform will require upgrades.

MMPL's processing technology platform will require upgrades to meet the company's business plan, and new problems or delays could develop and limit MMPL’s ability to grow.

Political, economic, social, and other factors in India may adversely affect businesses.

The ability for businesses to grow may be adversely affected by political, economic, and social factors or changes in Indian law or regulations or the status of India’s relations with other countries.  In addition, there may be significant differences between the Indian and U.S. economies such as the rate of gross domestic product growth, the rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments positions.

Government actions in the future could have a significant effect on the Indian economy and have a material adverse effect on the ability of DPPL and MMPL to achieve their business objectives.

Terrorist attacks and other acts of violence or war within India or involving India and other countries could adversely affect the financial markets and businesses.

Terrorist attacks and other acts of violence could have the direct effect of destroying property causing a loss and interruption of business.  For example, India has, from time to time, experienced civil unrest and hostilities with neighboring countries such as Pakistan.  The longstanding dispute with Pakistan over the border Indian states of Jammu and Kashmir remains unresolved.  If the Indian government is unable to control the violence and disruption associated with these tensions, the results could destabilize the economy and, consequently, adversely affect businesses.

Since early 2003, there also have been military hostilities and civil unrest in the Mideast and other Asian countries.  Also, India has seen an increase in politically motivated insurgencies and a fairly active communist following.  Any hostilities or civil unrest could adversely influence the Indian economy and, as a result, negatively affect businesses.

Changes in the exchange rate of the Indian rupee versus the U.S. dollar result in earnings volatility and could negatively impact our reported earnings and the ultimate return on our investment.

DPPL's functional currency is the Indian rupee, and its financial statements must be converted to U.S. dollars when preparing our financial statements.  Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate and a weakening rupee relative to the U.S. dollar would negatively impact our earnings.  Additionally, the return on our investment in DPPL, if any, may be less than expected if the exchange rates are less favorable at the time of realization.

Exchange controls in India may limit DPPL’s ability to utilize its cash flow effectively.

We expect to be subject to India’s rules and regulations on currency conversion with respect to our investments in DPPL.  In India, the Foreign Exchange Management Act ("FEMA") regulates the conversion of the Indian rupee into foreign currencies.  Today, companies in many industries are permitted to operate in India without any special restrictions, effectively placing them on par with wholly, Indian-owned companies.  Foreign exchange controls also have been substantially relaxed.  However, the Indian foreign exchange market is not yet fully developed, and there is no assurance the Indian authorities will not revert to regulating companies and imposing new restrictions on the convertibility of the Indian rupee.  Any future restrictions on currency exchanges may limit our ability to repatriate DPPL’s earnings or receive distributions on our investment.

We may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against MMPL.

MMPL is organized in India and all of its assets are located in India.  As a result, in the event of a dispute between MMPL and us, we may be unable to effect service of process upon MMPL outside of India.  In addition, we may be unable to enforce against MMPL judgments obtained in U.S. courts.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2       PROPERTIES

Our leased office facilities are listed in the following table.  We believe our current facilities have the capacity to meet our needs for the foreseeable future and alternate or additional space is readily available near our current locations should we need to move or acquire additional space.

Approximate
Location	Square Feet
Calpian, Inc.
Dallas, Texas	6,000
Calpian Commerce, Inc.
Brasher Falls, New York	5,578
Alpharetta, Georgia	3,320
Libertyville, Illinois	437
Digital Payments Processing Limited
Mumbai, India	3,500

ITEM 3       LEGAL PROCEEDINGS

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  The case is currently in the discovery phase and the matter is set for trial in September 2013.

ITEM 4MINE SAFETY

Not applicable.

PART II

ITEM 5       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER             MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Calpian common stock is traded in the over the counter (“OTC”) market under the symbol “CLPI.”  Our stock is thinly traded, and a robust, active trading market may never develop.  The market for the Company’s common stock has been limited, volatile, and sporadic and could be subject to a number of risk factors (see “Risks Relating To Our Common Stock” in Item 1A of this Annual Report).

The transfer agent for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway Suite102, Frisco, Texas 75034 Telephone: 469-633-0101 Website: www.stctransfer.com.

The following table sets forth the high and low bid prices of our common stock as reported by Nasdaq.com.  They reflect inter‑dealer prices without retail mark‑up, mark‑down, or commissions, and may not necessarily reflect actual transactions.

	High	Low
2012
First Quarter	$3.25	$3.25
Second Quarter	3.25	3.25
Third Quarter	3.25	2.00
Fourth Quarter	2.65	1.01

2011
First Quarter	$3.00	$2.00
Second Quarter	3.25	0.06
Third Quarter	3.25	3.25
Fourth Quarter	3.25	3.25

The last price of our common stock as reported by Nasdaq.com on April 4, 2013, was $2.10.

Common Shareholders

On April 4, 2013, we had approximately 128 shareholders of record.

Dividends

We have not paid any dividends on our common stock since our inception and we do not anticipate paying dividends in the foreseeable future as earnings we realize, if any, will be retained in the business for further development and expansion.    Provisions of our term loan facility preclude paying dividends and preferred stock issued in the future, if any, might prohibit us from paying common stock dividends unless certain conditions are met.

Shares Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 Equity Incentive Plan as of December 31, 2012.

	(A)	(B)	(C)
	Number Of Securities		Number Of Securities Remaining
	To Be Issued Upon	Weighted-Average	Available For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Equity Compensation Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))

Plans Approved By Security Holders	400,000	$2.00	1,600,000
Plans Not Approved By Security Holders	-	-	-
Total	400,000	$2.00	1,600,000

Equity Securities Sold

During the fourth quarter of the period covered by this Annual Report, the Company completed additional closings of its ongoing private placement of equity pursuant to which it sold 112,500 shares of its common stock at a price of $1.50 per share resulting in gross proceeds to the Company of $168,750, all of which was invested in DPPL. During the same period, the Company:

•	Sold in connection with the sale of common stock five-year warrants to purchase up to 112,500 of its common stock at an exercise price of $3.00 per share resulting in proceeds of $56,250;
•	Issued for services five-year warrants to purchase up to 234,000 shares of its common stock at an exercise price of $1.50 per share;
•

Sold $850,000 in secured subordinated convertible promissory notes automatically convertible at $1.50 per share into 566,665 shares of its common stock one year from the issuance dates; and

•	Issued in connection with the secured subordinated convertible promissory notes five-year warrants to purchase up to 50,000 shares of its common stock at $2.00 per share.

No underwriters were involved in the transactions described above.  The Company’s issuance of common stock, convertible debt, and warrants, and any common stock issuable upon conversion or exercise thereof, was, or will be, exempt from registration under the Securities Act of 1933 pursuant to exemptions from registration provided by Rule 506 of Regulation D and Sections 4(2) of the Securities Act of 1933, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D.  The recipients of these securities took such securities for investment purposes without a view to distribution.  Furthermore, they each had access to information concerning the Company and its business prospects.  There was no general solicitation or advertising for the purchase of the securities and the securities are restricted pursuant to Rule 144.

Equity Securities Repurchased

None.

ITEM 6      SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, our financial statements and accompanying notes and the other information included elsewhere in this Report.

	2012	2011	2010

Balance Sheets
Residual portfolios acquired, net	$ 5,253,592	$ 5,824,481	$ 1,642,064
Equity investment	6,955,927	-	-
Total assets	13,154,489	8,156,911	3,415,389
Long-term debt, gross	7,150,000	3,700,000	1,550,000
Shareholders' equity	5,693,773	3,016,839	1,850,584

Operations
Revenues	$ 3,438,898	$ 2,765,075	$ -
Net loss	4,341,303	2,091,577	1,489,456
Net loss per share, basic and diluted	0.20	0.11	0.08

In April 2010, the Company’s current management acquired the Company as a “shell company” and redirected its business focus and business plan as discussed in Item 1 of this Report.

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                     AND RESULTS OF OPERATIONS

This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our financial statements and accompanying notes in Item 8 of this Annual Report.

OVERVIEW

The Company recognized its first revenue in January 2011 following completion in 2010 of its development stage activities.  In 2011, we invested approximately $5.0 million in residual portfolios in 7 separate transactions and, in June 2011, attained break-even cash flow from operations.  Two additional portfolios were purchased for $0.5 million in 2012 and we entered into an agreement to acquire approximately a  74% equity interest in Digital Payments Processing Limited (“DPPL”), a Mumbai, India company, which has a services agreement with an affiliate that processes individuals’ routine payments and allows them to move money using a cellular phone and simple text messaging (SMS technology).

Our residual portfolio revenues were $3.4 million in 2012 and $2.8 million in 2011 with gross profit percentages of 65% and 62%, respectively.  General, administrative, and financing costs in 2012 and 2011 were $5.8 million and $3.8 million, respectively, and we recognized a $0.8 million loss from our equity investment in 2012.  We had a $4.3 million ($0.20 per share) net loss in 2012 and a $2.1 million ($0.11 per share) net loss in 2011.

2012 COMPARED TO 2011

The 24% increase in residual portfolio revenues over the 2011 level is largely attributable to acquiring 4 of the 7 portfolios in 2011 after midyear and the additional investments in 2012.  Portfolio amortization and servicing costs were similarly affected.  Other revenue costs were greater in 2011 which included $72 thousand for a residual lead-generation program, later terminated, and $42 thousand higher portfolio acquisition costs.

General and administrative expenses of $3.0 million in 2012 were greater than the $2.1 million incurred in 2011.  Promotion expenses were up  $326 thousand in 2012 mostly attributable to additional fees paid in common stock to a firm that provided investor relations services.  Other expense increases over 2011 included:  $172 thousand related to seeking additional equity and debt funding; $210 thousand in expenses in connection with our equity investment; and modest changes across a range of expense types offset by $48 thousand less in equity awards to management.

The largest part of the 2012 increase in deferred financing cost amortization stemmed from writing off $526 thousand when we refinanced our senior debt in November 2012 and $103 thousand in one-time advisory costs.  Most of the remaining increase was from recognizing amortization of the higher deferred costs related to refinanced senior debt over 8 months in 2011 and 10 months in 2012.  Subordinated note discount amortization was less in 2012 as the extension of the debt’s original due dates to December 31, 2014, increased the amortization period.  More interest expense was incurred in 2012 due to additional subordinated debt borrowings and the senior notes being outstanding for only 5 months in 2011.

Our March 2012 initial 15% equity investment interest in DPPL increased to 45% at December 31, 2012, in a step acquisition of its share capital, and we have recognized $762 thousand in our financial statements for its losses during that period in proportion to our increasing ownership percentages.

Due to net losses, we had no current federal tax provision in either 2012 or 2011 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  Our 2011 state income tax provision was reversed in 2012 when it was determined the taxable threshold had not been attained.

LIQUIDITY AND CAPITAL RESOURCES

Our operations generated positive cash flows in 2012 averaging approximately $32 thousand per month,  a total of $395 thousand for the year, excluding financing and investing related costs and payments of $235 thousand of affiliates’ compensation deferred in 2010.    Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings in 2012 totaled $4.4 million which, with previously restricted cash, was used to acquire our equity investment in DPPL ($4.1 million) and additional residual portfolios ($0.5 million).  The $3.0 million we borrowed pursuant to the senior credit facility we entered into in 2012 was used to repay amounts outstanding under our previous credit facility and financing costs.  The $1.3 million balance remaining under the $14.5 million facility is restricted to the acquisition of additional credit card residuals in the U.S.

Our primary sources of liquidity are cash flows from operating activities, sales of our common stock in private placements, and subordinated debt borrowings not restricted to specific investing activities.  We anticipate these funds and acquisition of additional residual portfolios funded by the senior credit facility and restricted subordinated debt borrowings will be sufficient to meet our operating needs for the foreseeable future.  However, there are no assurances we can sell more common stock, issue additional subordinated debt, or acquire additional portfolios on acceptable terms.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We use estimates throughout our statements and changes in estimates could have a material impact on our operations and financial position.  We consider an accounting estimate to be critical if: (1) the estimate requires us to make assumptions about matters that are highly uncertain at the time the estimate is made or (2) changes in the estimate are reasonably likely to occur from period to period, or use of different estimates we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Residual Portfolio Amortization

Each residual portfolio is underwritten separately and may reflect unique cash flow patterns.  Each portfolio is amortized based on the future cash flows expected to be derived.  Quarterly, we reevaluate our cash flow estimates and prospectively adjust future amortization.

Sensitivity of our estimates is shown in the following table by the effects of changing our 2013 expected residual portfolio amortization of $984 thousand by 10%.  Subsequent years would be similarly affected.

	Percentage	Expected	Gross	Earnings
	Change	Amortization	Profit	Per Share

Change in 2013 residual portfolio amortization	+/- 10%	$984,466	-/+ $98,445	-/+ $0.003

Warrant And Stock Option Fair Values

We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes options pricing model and subsequent changes in fair value are not recognized.  Option pricing models require the input of highly subjective assumptions.

Sensitivity of estimates using the Black-Scholes option pricing model is shown in the following table for an illustrative valuation of an award of 10,000 stock options exercisable at  a grant-date market price of $3.00 per share resulting in an estimated fair value of $10,700.  The changes in that amount are presented if the illustrative assumptions were changed as indicated.

	Years To	Risk Free	Stock	Estimated
	Expected	Interest	Price	Fair
	Maturity	Rate	Volatility	Value

Illustrative valuation	7	2%	30%	$10,700
Illustration valuation changes from:
Years to expected maturity only	+/- 2	2%	30%	+/- $ 1,600
Risk free interest rate only	7	+/- 1%	30%	+/- $ 750
Stock price volatility only	7	2%	+/- 20%	+/- $ 5,250
All assumptions	+/- 2	+/- 1%	+/- 20%	+/- $ 7,400

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is to residual portfolio post-acquisition attrition.

Residual portfolio attrition,  a normal part of the payment processing industry, results from a number of factors including the merchant’s pricing of its products or services,  the merchant moving to another processor, and the merchant ceasing operations.  As  a residual portfolio’s attrition rate inversely impacts future cash flows, in underwriting residual portfolios we acquire we endeavor to conservatively estimate the portfolio’s future attrition rate based on its current attrition rate, its long-term historical attrition rate, the attrition rate of comparable portfolios, and the experience of our executives in valuing and acquiring residual portfolios (see “Business Experience” in Item 10 of Part III of this Annual Report).

Our executives’ experience is that long-term attrition rates of acquired portfolios typically range between 1.4% and 1.6% per month.  Within any given year, attrition rates can display some seasonality with rates moving upward toward the year-end holiday season and, thereafter, usually returning to the long-term trend.  There have been atypical instances of short-term fluctuations caused by factors other than seasonality.

A  1% per month increase in the long-term attrition rates of our residual portfolios over the rates used to underwrite their acquisition would result in an approximate 13% reduction in expected cash flows over the expected life of the portfolios; however, the reduction would be somewhat mitigated by fixed components of credit card merchant fees (e.g., minimum monthly fees, statement fees, and equipment charges).  An attrition rate decrease of 1% per month would result in an approximate 29% increase in expected cash flows over the expected life of the portfolios.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Calpian, Inc.

We have audited the accompanying balance sheets of Calpian, Inc. (“Company”), as of December 31, 2012 and 2011, and the related statements of comprehensive loss,  cash flows, and shareholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 8, 2013

CALPIAN, INC.
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets
Cash and equivalents	$ 314,309	$ 367,661
Other current assets	105,759	48,851

Total current assets	420,068	416,512

Other Assets
Restricted cash	270,000	425,000
Residual portfolios, net	5,253,592	5,824,481
Equity investment	6,955,927	-
Deferred financing costs	244,902	1,480,918
Intangible assets, at cost	10,000	10,000

Total other assets	12,734,421	7,740,399

Total assets	$ 13,154,489	$ 8,156,911

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt, net	$ -	$ 1,201,312
Deferred compensation of officers, directors, and executives	125,000	360,000
Accrued expenses payable to officers, directors, and affiliates	395,001	202,350
Accounts payable	51,225	23,415
Accrued expenses	60,565	35,710
Interest payable	39,617	25,500
Note payable	7,570	7,536

Total current liabilities	678,978	1,855,823

Other Liabilities
Senior notes payable	3,000,000	2,700,000
Subordinated notes payable	3,300,000	1,000,000
Convertible subordinated notes	850,000	-
Discount on subordinated notes	(368,262)	(415,751)

Total other liabilities	6,781,738	3,284,249

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,
23,898,306 and 19,303,800 shares issued and outstanding
at December 31, 2012 and 2011, respectively	23,898	19,304
Additional paid-in capital	13,703,153	6,680,238
Accumulated deficit	(8,024,006)	(3,682,703)
Other comprehensive loss	(9,272)	-

Total shareholders' equity	5,693,773	3,016,839

Total liabilities and shareholders' equity	$ 13,154,489	$ 8,156,911

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.
STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011
Revenues
Residual portfolios	$ 3,438,898	$ 2,765,075

Cost of revenues
Residual portfolio amortization	1,103,734	811,917
Portfolio servicing costs	88,950	63,900
Other	19,259	161,321

Total cost of revenues	1,211,943	1,037,138

Gross profit	2,226,955	1,727,937

General and administrative expenses	2,966,358	2,108,210

Operating loss	(739,403)	(380,273)

Other expenses
Amortization deferred financing costs	1,591,016	740,459
Amortization of discount on subordinated notes	465,177	545,634
Interest, net	801,942	406,437

Total other expenses	2,858,135	1,692,530

Loss before items below	(3,597,538)	(2,072,803)

Income taxes (over provision)	(18,190)	18,774
Equity investment loss	761,955	-

Net loss	(4,341,303)	(2,091,577)

Other comprehensive loss:
Currency translation adjustments	(9,272)	-

Total comprehensive loss	$ (4,350,575)	$ (2,091,577)

Net loss per share, basic and diluted	$ (0.20)	$ (0.11)

Weighted average number of shares outstanding, basic and diluted	21,517,015	18,306,795

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$ (4,341,303)	$ (2,091,577)

Adjustments to reconcile net loss to cash used by operating activities:
Equity investment loss	761,955	-
Deferred financing cost amortization	1,591,016	740,459
Residual portfolio amortization	1,103,734	811,917
Subordinated note discount amortization	465,177	545,634
Promotion and consulting fees paid in stock	390,375	-
Management equity awards	10,510	58,933
Changes in operating assets and liabilities:	-	-
Other current assets	(10,400)	12,187
Deferred compensation of officers, directors, and executives	(235,000)	(120,000)
Accrued expenses payable to officers, directors, and affiliates	192,651	(12,566)
Accounts payable	27,810	(103)
Accrued expenses	24,855	27,404
Interest payable	14,117	(7,694)
Net cash used by operating activities	(4,503)	(35,406)

INVESTING ACTIVITIES
Residual portfolios	(492,000)	(4,247,500)
Equity investment	(4,081,000)	-
Net cash used in investing activities	(4,573,000)	(4,247,500)

FINANCING ACTIVITIES
Senior note proceeds	3,000,000	2,700,000
Senior note repayment	(2,700,000)	-
Subordinated notes	1,600,000	1,000,000
Common stock and warrants	2,805,000	-
Restricted cash change	155,000	(425,000)
Payments on note payable	(33,349)	(36,315)
Deferred financing costs	(302,500)	(323,639)
Net cash provided by financing activities	4,524,151	2,915,046

Decrease in cash and equivalents	(53,352)	(1,367,860)
Cash and equivalents, beginning of year	367,661	1,735,521
Cash and equivalents, end of year	$ 314,309	$ 367,661

SUPPLEMENTAL INFORMATION
Interest paid	$ 787,825	$ 414,131
Noncash transactions:
Common stock for equity investment	3,646,155	-
Financing transaction warrants	69,000	2,452,065
Common stock for services	456,000	-
Common stock for residual portfolios	40,845	746,588
Note payable for insurance premium	33,383	33,234

The accompanying notes are an integral part of these financial statements.

26

CALPIAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2010	23,836	$ 2,215,356	16,674,140	$ 16,674	$ 1,209,680	$ (1,591,126)	$ -	$ 1,850,584
			-				-
Conversion of Series A Preferred	(23,836)	(2,215,356)	2,383,600	2,384	2,212,972	-	-	-
Acquisition of residual portfolios	-	-	246,060	246	746,588	-	-	746,834
Financing transaction warrants	-	-	-	-	2,452,065	-	-	2,452,065
Equity awards to management	-	-	-	-	58,933	-	-	58,933
Net loss	-	-	-	-	-	(2,091,577)	-	(2,091,577)

Balance, December 31, 2011	-	-	19,303,800	19,304	6,680,238	(3,682,703)	-	3,016,839

Acquisition of residual portfolios	-	-	27,230	27	40,818	-	-	40,845
Equity investment	-	-	2,430,770	2,431	3,643,724	-	-	3,646,155
Common stock issued	-	-	1,832,506	1,832	2,746,917	-	-	2,748,749
Common stock issued for services	-	-	304,000	304	455,696	-	-	456,000
Financing transaction warrants	-	-	-	-	125,250	-	-	125,250
Equity awards to management	-	-	-	-	10,510	-	-	10,510
Net loss	-	-	-	-	-	(4,341,303)	-	(4,341,303)
Currency translation adjustments	-	-	-	-	-	-	(9,272)	(9,272)

Balance, December 31, 2012	-	$ -	23,898,306	$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

NOTES TO FINANCIAL STATEMENTS

1 - OVERVIEW

The Company

In these financial statements, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our.”

We are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from independent sales organizations (“ISOs”). ISOs are sales agents authorized by one or more credit card processors to sell processing and acquiring services on their behalf.  ISOs shepherd the merchant’s application for processing and acquiring services through the labyrinth of approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit card payments.  We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and ISOs.  In addition, we invest in payments-industry related opportunities.

Basis Of Presentation

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us, on an ongoing basis, to make significant estimates and judgments that affect the reported values of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.

Our financial statements include the accounts of the Company and, since March 2011, the operations of Transaction World Magazine, Inc. (“TWM”), a non-owned but wholly-controlled entity.  TWM is a wholly-owned subsidiary of ART Holdings, Inc. (“ART”) whose two founders, controlling shareholders, directors, and executive officers are directors, executive officers, and significant shareholders of Calpian.

Beginning in 2012, we no longer considered TWM to be a separate profit center and have netted its 2011advertising revenues against our general and administrative expenses.  Certain other amounts have been reclassified in the 2011 financial statements to conform to the current year presentation.

The “going concern” explanatory paragraph in the opinion issued by our independent registered public accounting firm for the year ended December 31, 2011, has been eliminated as the subordinated debt that was due to mature within twelve months from that date has been extended to December 31, 2014, and the Company has secured additional common stock and debt financing.

Foreign Currency Translation

The functional currency of our equity investment is the Indian rupee (denoted as "INR" or "Rs.").  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of shareholders’ equity.  Revenue and expenses are translated at monthly average exchange rates.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  We believe the carrying values of cash and cash equivalents, other current assets, accounts payable, accrued expenses, and interest payable approximate their fair values.  We believe the carrying value of our senior notes, subordinated notes, and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

We do not engage in hedging activities and there are no derivative instruments in place.  We do not have any nonfinancial assets measured on a recurring basis.

Cash And Equivalents

We consider cash, deposits,  and short-term investments with original maturities of three months or less as cash and cash equivalents.  Amounts designated by management for specific purposes at December 31, 2012, and by contractual terms of debt agreements at December 31, 2011, are considered restricted cash.  Our deposits are maintained primarily in two financial institutions and, at times, exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to maturity, the point in time when a portfolio’s cash flows become nominal.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the cash flows are predicated on the merchants making future credit card sales to their customers.    Each residual portfolio is amortized based on the future cash flows expected to be derived.  Quarterly,  we reevaluate our cash flow estimates and prospectively adjust future amortization.

Equity Investment

We use the equity method of accounting for investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control.  To the extent the amount invested exceeds the Company’s proportionate share of the investee’s net assets, the excess is allocated to its net assets based on their fair values and goodwill using the acquisition method of accounting.  The carrying value of our investment in the net assets, but not any related goodwill, is tested for other than temporary impairment when events or changes in circumstances indicate its carrying amount may not be recoverable.

Revenue Recognition

The Company recognizes residual portfolio revenue based on actual cash receipts.

Income Taxes

Deferred income taxes are recognized for the future income tax effects of differences in the carrying amounts of assets and liabilities for financial reporting and income tax return purposes, including undistributed foreign earnings and losses, using enacted tax laws and rates. A valuation allowance is recognized if it is more likely than not that some or all of a deferred tax asset may not be realized. Tax liabilities, together with interest and applicable penalties included in the income tax provision, are recognized for the benefits, if any, of uncertain tax positions in the financial statements which, more likely than not, may not be realized.

Equity Transaction Fair Values

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of (1) the prices received in private placement sales of our stock or, (2) its publically-quoted market price.    We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes option pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to nonemployees, when the options vest.  Subsequent changes in fair value are not recognized.

3 - RESIDUAL PORTFOLIOS

The transactions in which we acquired our residual portfolios include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions, and most include performance metrics to be achieved over the next 12 to 31 months.  If the terms are not satisfied or the performance metrics are not achieved, we have the right to reacquire all or a portion of the shares of our common stock included in the consideration paid as follows:

	2012	2011
Common stock shares issued	27,230	246,060
Common stock fair value	$40,845	$746,834
Cash paid	492,000	4,247,500
	$532,845	$4,994,334

As of December 31, 2012, we expect annual amortization in each of the next five years to be as shown below with the remainder ranging over the succeeding 9 years.  No residual value is likely.

2013	2014	2015	2016	2017	Thereafter
$980,576	$865,803	$724,546	$585,384	$470,737	$1,626,546

4 - EQUITY INVESTMENT

In March 2012, the Company acquired an equity interest in Digital Payments Processing Limited (“DPPL”), a newly-organized company, and DPPL entered into a services agreement with My Mobile Payments Limited (“MMPL”).  Both companies are organized under the laws of India and headquartered in Mumbai, India.  MMPL is controlled by Indian residents and shareholders of DPPL other than Calpian.

The DPPL agreement provides for acquiring an equity interest of approximately 74% for $9.7 million to be paid in quarterly tranches through January 2014 and the issuance of 6.1 million shares of our common stock.  As of December 31, 2012, we had invested $4.1 million, issued 2.4 million shares of our stock valued at $3.6 million, and recognized a $0.7 million equity investment loss for a net carrying value of our 45% equity interest in DPPL summarized as follows:

Proportionate share of shareholders' equity	$1,062,925
Excess of investment over proportionate
share of shareholders' equity	5,893,002
Carrying value of investment	$6,955,927

The combined balance sheets and results of operations of DPPL and MMPL as of December 31, 2012 and for the year then ended are summarized as follows:

Current assets	$1,646,089
Long-term assets	2,139,284
Current liabilities	(897,756)
Noncontrolling interests	(61,559)
Long-term liabilities	(673,010)
Preferred shares	(25,320)
Net assets attributable to shareholders	$2,127,728

Revenue	$97,177,323
Gross profit	388,535
Expenses	3,084,838
Net loss	1,980,156

 5 - DEBT

Senior Credit Facility

In November 2012, the Company entered into a $5.0 million senior credit facility and borrowed $3.0 million to pay amounts outstanding under the 2011 $8.0 million credit facility and $255,000 in loan origination fees and expenses which are being amortized over the loan term.  The balance available under the facility is restricted to the acquisition of additional credit card residuals in the U.S.  provided the outstanding loan balance after the acquisition will not exceed 16 times the expected monthly gross cash flow as measured immediately following the acquisition.  Interest only is payable through May 2014; thereafter, principal is payable at a monthly level rate to fully amortize the loan by its June 2016 maturity date.  The loan has an interest rate of 13.2% per year payable monthly in arrears, a prepayment penalty beginning at 4% and declining to 0% after the first year, and facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.

A first lien on all the Company’s assets has been pledged as collateral for the senior credit facility.  The facility requires maintaining a minimum of $200,000 in cash and equivalents, contains customary representations and warranties, and we have agreed to certain affirmative covenants.  The facility also limits our ability to engage in certain actions including: making loans or advances; extending credit; guaranteeing or incurring certain debt; engaging in certain asset acquisitions; making certain investments in other entities; making property transfers; changing our business or financial structure; and, paying dividends.

In April 2011, the Company secured an $8.0 million credit facility and borrowed $2.7 million with a 16% per year interest rate.  The Company paid origination, commitment and administration fees, and expenses totaling $323,639 and issued the lender warrants to acquire up to 804,467 shares of our common stock at $1.00 per share valued at $1,897,738.  Unamortized deferred financing costs of $525,936 were written off when the facility was repaid.

Subordinated Debt

The Company’s subordinated debt has been issued pursuant to a $3 Million Subordinated Debt Offering, a $2 Million Subordinated Debt Offering,  2012 $3 Million Notes Offering,  and a 2012 Convertible Notes Offering,  each exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed with the SEC on January 6, 2011, and August 10, 2012, and incorporated herein by reference.  The notes are secured by a first lien on substantially all of the Company’s assets, but are subordinated to the senior credit facility.  The notes bear interest at a rate of 12% annually paid monthly in arrears.

Subordinated Notes Payable

At issuance, the lenders received warrants to acquire up to 1,165,000 shares of our common stock.  The aggregate $1,310,073 fair value of the warrants was being amortized over the period from the dates of issuance to the original November 2012 to June 2014 principal due dates.  In August 2012, all maturity dates were extended to December 31, 2014, in consideration for issuance of an additional 252,925 warrants that, due to the current low interest rates and low volatility in our shares, was determined using the Black-Scholes option pricing model to have no current value.  The $366,000 modification-date debt fair value discount to a 16.6% annual effective rate was substantially equal to the unamortized balance of the original warrants and is being amortized over the remaining term of the debt.  In 2012 and 2011, interest expense was $362,550 and $242,333, respectively, and amortization totaled $461,535 and $545,634, respectively.

Convertible Subordinated Notes

Unless prepaid, the convertible notes automatically convert at $1.50 per share into 566,665 shares of our common stock one year from the issuance dates.  The $69,000 fair value of 50,000 warrants for our common stock granted in connection with certain of the notes is being amortized to the conversion dates resulting in an overall effective annual interest rate of 20.1%.  In 2012, interest expense and amortization were $8,983 and $3,642, respectively.

Note Payable

In June 2011 and 2012, the Company financed its directors and officers insurance premiums with nine-month promissory notes bearing interest at 7.0% per annum.  Payments of $3,818 per month through March 2013 are due on the current note.

6 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, warrants to acquire 804,467 shares of our common stock and 566,665 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Sock

Our Board of Directors may designate shares of preferred stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as specified in the requisite resolution(s).  If preferred stock is issued and the Company is subsequently liquidated or dissolved, the preferred stock holders may have preferential rights to a liquidating distribution.

Series A Convertible Preferred Stock

The 23,836 shares of Series A stock issued in 2010 were converted into 2,383,600 shares of our common stock in May 2011 and the authorization for Series A shares was cancelled.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 5,016,558 shares for issuance on conversion of convertible subordinated notes,  exercise of warrants,  and equity incentive awards.

We have issued common stock for the acquisition of residual portfolios (Note 3) and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial, international acquisition advisory, and public relations services.

Warrants

A total of 2,449,893 warrants for our common stock with exercise prices ranging from $1.00 to $3.00 per share ($1.28 weighted average) have been issued in connection with our financing transactions and expire as follows: 2015 – 617,501;

2016 – 1,304,467; 2017 – 527,925.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

2011 Equity Incentive Plan

The 2011 Equity Incentive Plan (“Plan”) provides for issuing equity awards for an aggregate of 2.0 million shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), nonqualified stock options, share appreciation rights, performance shares, and performance units.  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock.

Stock Options

Nonqualified stock options for 200,000 shares of our common stock at $1.50 per share were granted in 2012 and options for 200,000 shares at $2.50 per share were granted in 2011.  At December 31, 2012, these outstanding and exercisable options had a weighted-average exercise price of $2.00 per share, an intrinsic value of $200,000, and a weighted-average remaining contractual term of 9 years; however, the 2012 options become void if services are earlier terminated.  The 2011 options originally vested in 48 equal monthly installments, but the unvested balance fully vested in 2012 pursuant to a modification agreement.  The 2012 options fully vested on the grant date.    Management equity award expense based fair values estimated on each vesting date totaled $10,510 in 2012 and $58,933 in 2011.

7 - INCOME TAXES

Our $2.7 million federal income tax net operating loss carryover expires over the period from 2026 through 2032.  Our federal and state income tax returns are no longer subject to examination for years before 2008.  We have taken no tax positions which more likely than not may not be realized.

Significant components of our deferred tax assets and liabilities were:

	2012	2011
Warrants	$1,112,946	$421,644
Net operating loss carryovers	928,022	324,234
Development stage losses	399,243	429,954
Equity investment	262,217	-
Residual portfolio amortization	54,565	23,035
Management equity awards	23,610	20,037
Total deferred tax assets	2,780,603	1,218,904

Deferred tax liabilities:
Debt discount	102,987	-
Intangibles	453	-
Total deferred tax liabilities	103,440	-
Net deferred tax assets	2,677,163	1,218,904
		-
Valuation allowance	(2,677,616)	(1,218,904)
Deferred tax liability	$(453)	$-

Significant components of our income tax provisions were:

Significant components of our income tax provisions were:
	2012	2011
Current state (net over provision)	$(18,643)	$18,774
Deferred federal	(1,196,268)	(690,339)
Valuation allowance	1,196,721	690,339
	$(18,190)	$18,774

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	2012	2011
Loss before income taxes	$(1,223,163)	$(704,753)
Deferred tax valuation allowance	1,196,721	690,339
State tax net of federal tax benefit	(12,304)	12,391
Permanent items	20,556	20,797
	$(18,190)	$18,774

8 - LITIGATION

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors, and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  The case is currently in the discovery phase and the matter is set for trial in September 2013.

9 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the year.  Diluted earnings per share also include all potentially dilutive securities.  At the balance-sheet dates, potentially dilutive securities which would have had an antidilutive effect on our basic net losses per share were:

	2012	2011
Warrants (weighted-average purchase price per share: 2012 - $1.28; 2011 - $1.04)	2,449,893	2,146,968
Stock options (weighted-average exercise price per share: 2012 - $2.00; 2011 - $2.50)	400,000	200,000
Convertible subordinated notes	566,665	-

10  - RELATED PARTIES

Support Services And Advances

ART has provided the Company since its startup period with certain support services.  It has been verbally agreed payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At the most recent balance sheet date, unpaid expenses of $85,699 incurred in 2010 and reimbursement for payments by ART on our behalf totaled $193,114.

Management Advisory Agreement

In 2011, we entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is paid $14,500 plus expenses each month through December 2013.  The agreement continues month-to-month beyond that date and is thereafter terminable by either party with 30 days notice.  At the most recent balance sheet date, amounts payable to CMCP totaled $188,500 which is expected to be paid as available cash flow permits.

Financing And Equity Transactions

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  In connection with the extension of the maturity date of the subordinated notes in 2012,  CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.

In 2012, a company whose shareholders include our Chairman and Chief Executive Officer and members of his family purchased $150,000 of our subordinated notes payable.    Our Chief Financial Officer purchased 16,667 shares of our common stock for $25,000 in 2012.

In 2012 for public relations services, 200,000 shares of our common stock were issued to Financial Communications, Inc., a public relations firm, and one of its employees having a $300,000 fair value.  As of the most recent balance sheet date, John Liviakis, the sole shareholder, President, and Chief Executive Officer of Financial Communications, Inc. beneficially owned more than 5% of our outstanding common stock.

Affiliates’ Deferred Compensation

At the most recent balance sheet date, officers’, directors’, and other affiliates’ compensation deferred in 2010 remaining unpaid totaled $125,000.

10 – SUBSEQUENT EVENT

In March 2013, the Company formed Calpian, Inc. (“CCI”) and acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million and borrowing $10.2 million.  Fees paid to the lender for the amendment and additional borrowing totaled $535,000.  The amendment extended the senior credit facility interest only payment period through August 2014 from May 2014, the principal maturity date to September 2016 from June 2016, and the prepayment penalty period to February 2014.  The $1.3 million balance remaining under the facility is restricted to the acquisition of additional credit card residuals in the U.S.

CCI provides the general merchant community an integrated suite of merchant payment processing services and related software enabling products delivering credit and debit card-based payments processing solutions to small- and mid-sized merchants  operating  in physical “brick and mortar” business environments, over the internet, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                         AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of December 31, 2012, were effective.

Management's Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The Company's internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon our evaluation, we have determined that, as of December 31, 2012, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of December 31, 2012, the Company did not maintain effective internal control over financial reporting.

During 2012, our accounting staff consisted of a two individuals, our Chief Financial Officer and a Senior Accountant.  In order to improve the lack of segregation of duties in the future, we may add to our accounting staff, but only modestly.  Except for purposes of building and maintaining an environment of strong internal controls over financial reporting, our business model does not require an accounting staff beyond two or three individuals; however, we retain an independent contractor with extensive financial accounting and reporting experience to assist us in the preparation of our reports filed with the SEC.  As such, the Company may never achieve an effective control environment completely lacking of material control weaknesses.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007.  Although we are working to comply with these requirements, we have limited financial personnel making compliance with Section 404 - especially with segregation of duty control requirements – very difficult, if not impossible, and cost prohibitive.  While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

ITEM 9BOTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors And Executive Officers

The following table lists our directors and executive officers, their respective positions and offices, and the respective dates they were first elected or appointed.

Elected Or
Name	Position And Office	Appointed

Harold H. Montgomery	Director, Chairman of the Board,	April 23, 2010
Chief Executive Officer, and Secretary
Craig A. Jessen	Director and President	April 23, 2010
Laird Q. Cagan	Director	April 23, 2010
Shashank M. Joshi	Director	December 5, 2012
David N. Pilotte	Chief Financial Officer	April 23, 2010

There is no arrangement or understanding between any director or executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan, or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.  There also are no arrangements, agreements, or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary

Mr. Montgomery, age 53, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited (“DPPL”), a Calpian equity investee, and a member of the board of directors of My Mobile Payments Limited (“MMPL”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

Mr. Montgomery is a Trustee of the Communities Foundation of Texas, a community chest foundation.  He also is a Trustee of the Caruth Foundation and St. Mark’s School of Texas.  He has served as a board member and president of the Dallas Committee on Foreign Relations and Big Thought, a community education agency.  He is a member of the Council on Foreign Relations located in New York.  Mr. Montgomery was a member of the Young Presidents’ Organization (“YPO”) from 1991 to 2009, and chaired the Florence, Italy YPO University.

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

Craig A. Jessen, Director and President

Mr. Jessen, age 54, has been a Director and President of the Company since April 2010.  From 2001 to 2009, he served as President and Chief Operating Officer of ART.  While an employee of ART, Mr. Jessen was the executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999).  Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business.  At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow.  In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow, and staffing level.  Mr. Jessen continues to serve ART as a director and executive officer.  Mr. Jessen’s earlier employment included: from 1987 to 1990, Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986, InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984, United Parcel Service, a worldwide shipping, freight, logistics, and supply chain management company out of its Dallas, Texas office.

Mr. Jessen earned his BBA from the University of Texas at Arlington in 1984 and his MBA from Southern Methodist University in 1987.

Mr. Jessen brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

Laird Q. Cagan, Director

Mr. Cagan, age 54, has been a Director of the Company since April 2010.  Mr. Cagan is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC ("CMCP"), an investment company based in Cupertino, California he formed in 2001.  From 2004 until 2008, Mr. Cagan was Managing Director of Chadbourn Securities, Inc.  In 2008, Chadbourn was absorbed by Colorado Financial Services Corporation (“CFSC”) at which time Mr. Cagan became a registered representative and principal of CFSC serving in that capacity until 2012.  He holds Series 7, 63, and 24 licenses, but is not currently registered with any broker-dealer.  He also continues to serve as President of Cagan Capital, LLC (“CCLLC”), an investment company he formed in 1990, the operation of which transitioned into CMCP.  Mr. Cagan serves on the boards of directors of Evolution Petroleum, Inc. and Blue Earth, Inc.  Previously, he served on the boards of directors of Aemetis (formerly AE BioFuels), Camac Energy (formerly Pacific Asia Petroleum), Fortes Financial Corporation, TWL Corporation,  Tombstone Exploration Corporation, World Sage, Inc., and Global Carbon Group LLC.

Mr. Cagan was a director of Fortes Financial Corporation when the company and its officers and directors entered into a Consent Order with the State Banking Department of New Hampshire for not funding one mortgage loan that had a conditional commitment.  The officers of the company, but not Mr. Cagan nor any director, collectively paid a fine of $2,500 and, as the company had ceased operations and had requested a cancellation of its state license, all parties agreed to a permanent observance of a cease and desist order and revocation of Fortes Financial's license to broker mortgages in the state. Mr. Cagan was a registered representative of Colorado Financial Services Corporation when he was served an administrative suspension from December 15-29, 2008 for violation of a FINRA rule, failure to provide copies of personal brokerage statements to his broker-dealer.

Mr. Cagan attended the Massachusetts Institute of Technology.  He received his B.S. and M.S. degrees in engineering and his MBA, all from Stanford University.

Mr. Cagan’s extensive investment banking experience, expertise in securing seed capital, operating high-risk startups, education, and board of director service to public and private companies qualify him to serve on our Board.

Shashank M. Joshi, Director

Mr. Joshi, age 39, was appointed to our Board of Directors in December 2012.  He is a Founder and Managing Director of Digital Payments Processing Limited, our equity investee, and its affiliate, My Mobile Payments Limited.  Mr. Shashank has over 18 years of professional experience in the areas of IT and ITES, outsourcing, and transition and management consulting.  During the last 10 years, he has been an entrepreneur and pioneer in the successful execution of merchant cash advance and merchant processing businesses in the U.S. through an offshore operation in India. Mr. Shashank has cross-border global experience of more than six years in simplifying payments.  He also specializes in motivational and leadership training. Mr. Shashank holds a degree in Mechanical Engineering from Maharashtra Institute of Technology.

David N. Pilotte, Chief Financial Officer

Mr. Pilotte, age 54, has been our Chief Financial Officer since April 2010 and, since March 2012, he has been a member of the board of directors of Digital Payments Processing Limited, a Calpian equity investee.  In 1996 Mr. Pilotte formed an independent consulting practice, DNP Financial, LLC, located in Plano, Texas through which he has advised and continues to advise small- and middle-market companies on matters of accounting, corporate finance, public reporting, due diligence, debt restructuring, and profit improvement, and has served on occasion as an interim executive.  From June 2007 to February 2008, Mr. Pilotte served as Chief Financial Officer of Omniflight Helicopters, an Addison, Texas-based company providing nationwide air ambulance services. From October 2004 to June 2006, Mr. Pilotte served as Chief Financial Officer and Chief Operating Officer of Digital Recorders, Inc., a NASDAQ-listed company headquartered in Dallas, Texas engaged in the design, manufacture, and sale of digital telemetry equipment for public transportation systems and surveillance equipment for the military and law enforcement agencies.  Prior to 2004, Mr. Pilotte held the positions of Chief

Financial Officer, Corporate Controller, and Corporate Treasurer with public companies ranging from start-ups to $700 million in revenue, including Axtive Corporation (NASDAQ), American Pad & Paper (AMEX), Cyrix/National Semiconductor (NASDAQ), and Baldor Electric Company (NYSE).  Mr. Pilotte started his career with Arthur Andersen & Company in 1984.

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

Significant Employees

Other than the executive officers named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Affiliations

Other than ART, CCLLC, CMCP, DPPL, and MMPL, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with Calpian.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses; (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting involvement in any type of business, securities, or banking activities; and (4) being found by a court of competent jurisdiction in a civil action, the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.  As described under Business Experience, Mr. Cagan was subject to an administrative suspension by a self-regulatory organization.

Indemnification

Our Bylaws provide that we must indemnify and hold harmless our directors, officers, and other persons referenced in our Certificate of Formation as and to the extent permitted by the Texas Business Corporation Act.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Texas law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers of the Company, and persons who own more than 10% of a registered class of the Company’s equity securities to file reports with the SEC.

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of the our shares that no other reports were required,  we believe all parties complied during 2012 with the reporting requirements of Section 16(a) of the Exchange Act except as follows:.

	Number Of
Director, Officer, Or Beneficial Owner	Late Reports	Transactions

Harold H. Montgomery	3	3
Laird Q. Cagan	2	2
Shashank M. Joshi	1	-
Mangesh Moghe	1	1

Code of Ethics

We have adopted a Code of Business Conduct and Ethics covering all of our officers and key employees which will be furnished, without charge, to any person on written request sent to: Secretary, Calpian, Inc., 500 North Akard Street Suite 2850, Dallas, TX 75201.    We intend to disclose amendments to, or waivers from, a provision in our Code of Business Conduct and Ethics by posting such information on our website: www.calpian.com.

ITEM 11EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our current management in all capacities for the years ended December 31, 2012 and 2011.  Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

			Option
Name and Principal Position	Year	Salary	Awards (1)	Total

Harold H. Montgomery	2012	$300,000		$300,000
Chairman of the Board and Chief Executive Officer	2011	300,000		300,000
David N. Pilotte	2012	$216,000	$10,510	$226,510
Chief Financial Officer	2011	223,000	58,933	281,933
Craig A. Jessen	2012	$300,000		$300,000
Director and President	2011	300,000		300,000

 (1) – The expense recognized by the Company in accordance with Financial Accounting Standards Board ASC 505-50, Equity-Based Payments to Non-Employees on the grant vesting dates in each year.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

We are a party to an Independent Contractor’s Agreement, dated April 23, 2010, pursuant to which we have engaged David N. Pilotte to serve as our Chief Financial Officer.  Effective February 1, 2013, the Company and Mr. Pilotte amended the agreement to provide for the payment to Mr. Pilotte of a monthly retainer of $25,000 and an annual grant of 200,000 equity units (common stock or options) pursuant to the 2011 Equity Incentive Plan for his services as the Company's CFO and to provide certain financial advisory and other services to the Company on an approximately 70% full-time basis.  In addition, Mr. Pilotte is entitled to participate in the Company’s discretionary executive bonus program.  The agreement is terminable by either party upon 60 days notice.

Outstanding Equity Awards

The following table shows certain information concerning outstanding stock options as of December 31, 2012, for our named executive officers.

	Number Of
	Securities
	Underlying	Option
	Options (#)	Exercise	Option
Name	Exercisable	Price ($)	Expiration Date

David N. Pilotte	200,000	$2.50	April 13, 2021
	200,000	1.50	August 31, 2022 (1)

 (1) – Become void if services are earlier terminated.

Directors’ Compensation

Directors are not separately compensated for their services as board members.

Compensation Committee Interlocks and Insider Participation

In matters involving our directors and their separate interests, only disinterested directors vote.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.    In the following tables, the “Percent Of Class” is based on 23,915,806 issued and outstanding shares of our common stock  as of April 8, 2013.

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of April 4, 2013, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of
	Shares Beneficially	Percent
Name And Address Of Beneficial Owner	Owned	Of Class

Mangesh Moghe (1)	2,430,770	10.2%
18 Clark Avenue West Unit 149, Thornhill, Ontario Canada L4J 8H
John Liviakis (2)	1,280,000	5.4%
c/o Calpian, Inc., 500 North Akard Street, Suite 2850, Dallas, Texas 75201

 (1) – Based on Schedule 13G filed on February 14, 2012.  Shares held by SVR Global Limited, a Hong Kong company of which Mr. Moghe is the sole shareholder.

(2) – Comprised of: (i) 694,760 shares directly held by Mr. Liviakis; (ii) 485,240 shares held in an IRA for the benefit of Mr. Liviakis; and (iii) 100,000 shares held by Liviakis Financial Communications, Inc. of which Mr. Liviakis is the sole shareholder, President and Chief Executive Officer

Security Ownership of Management

The following table sets forth information with respect to the beneficial ownership of our Company by (a) each of our directors and executive officers, and (b) all of our directors and executive officers as a group.

	Number Of
	Shares Beneficially	Percent
Name Of Beneficial Owner	Owned	Of Class

Harold H. Montgomery (1)	5,244,484	21.9%
Craig A. Jessen (2)	3,300,000	13.8%
Laird Q. Cagan (3)	3,427,859	14.0%
Shashank M. Joshi	-	-
David N. Pilotte (4)	436,667	1.8%
All directors and executive officers as a group (5 persons)	12,409,010	49.8%

 (1) – Comprised of: (i) 1,090,000 shares directly by Harold Montgomery; (ii) 3,810,000 shares held in an IRA for the benefit of Mr. Montgomery; (iii) 47,242 shares owned by the Molly Ann Montgomery 1995 Trust and 47,242 shares owned by the Philip Graham Montgomery 1997 Trust, trusts for the benefit of Mr. Montgomery’s children for which Mr. Montgomery is trustee; (iv) 150,000 shares owned by Montgomery Investments, L.P. (the “LP”); and (v) 100,000 shares owned by the Montgomery Non-Exempt Marital Trust, under trust dated January 1, 2007, (the

“Trust”).  Mr. Montgomery is a limited partner in the LP.  The general partner of LP is a member of Mr. Montgomery’s immediate family.  Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust.  Mr. Montgomery disclaims beneficial ownership of all of the foregoing securities except to the extent of his pecuniary interest therein.

(2) – Shares held in an IRA for the benefit of Mr. Jessen.

(3) – Comprised of: (i) 1,640,000 shares held in an IRA for the benefit of Mr. Cagan; and (ii) 1,184,000 shares held in an IRA for the benefit of Mr. Cagan’s spouse; (iii) 16,000 shares held by The Cagan-Wolfenbarger Family Trust; and (iv) 587,859 shares issuable on exercise of immediately exercisable warrants beneficially owned by Mr. Cagan.

(4) – Comprised of:  (i) 36,667 shares directly held by Mr. Pilotte; and (ii) 400,000 shares issuable on exercise of immediately exercisable stock options.

Equity Compensation Plan Information

The information under the caption “Shares Authorized For Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Annual Report is incorporated herein by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Support Services And Advances

ART Holdings, Inc. (“ART”) whose two founders, controlling shareholders, directors, and executive officers are directors, executive officers, and significant shareholders of Calpian has provided the Company since its startup period with certain support services.  It has been verbally agreed payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At the most recent balance sheet date, unpaid expenses of $85,699 incurred in 2010 and reimbursement for payments by ART on our behalf in 2012 totaled $193,114.

Management Advisory Agreement

In 2011, we entered into a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Cagan.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Laird Cagan as a member of our Board of Directors.  Pursuant to the agreement, CMCP is paid $14,500 plus expenses each month through December 2013.  The agreement continues month-to-month beyond that date and is thereafter terminable by either party with 30 days notice.  Entry into the agreement was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.  Amounts expensed in 2012 and 2011 under the agreement totaled $174,000 in each year.

Financing And Equity Transactions

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.    In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.    There were no subordinated debt principal payments in 2012 or 2011 and interest paid at 12% per annum totaled $120,000 in 2012 and $46,333 in 2011.

In 2012, a company whose shareholders include our Chairman and Chief Executive Officer and members of his family purchased $150,000 of our subordinated notes payable.  In 2012, there were no principal payments and interest paid at 12% per annum totaled $13,050.

In 2012 for public relations services, 180,000 shares of our common stock were issued to Financial Communications, Inc., a public relations firm, having a $270,000 fair value.  As of April 4, 2013, John Liviakis, the sole shareholder, President, and Chief Executive Officer of Financial Communications, Inc. beneficially owned more than 5% of our outstanding common stock.    The transaction was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.

Board of Directors

The Company has four persons serving as directors on our Board of Directors, namely, Harold H. Montgomery, Craig A. Jessen, Laird Q. Cagan, and Shashank M. Joshi.  Pursuant to our Bylaws, our directors are elected at the annual meeting of our shareholders and, once appointed, serve until their successors are elected and qualified, until their prior death, resignation, or until removed from office in accordance with our Bylaws.  Our Bylaws provide that the number of directors on our Board of Directors shall be fixed and changed from time to time by resolution of our Board of Directors or by the vote of our shareholders.

Because our common stock currently is not traded on any national securities exchange or other major trading system, we are not subject to any standards regarding the “independence” of our directors.  None of the members of our Board of Directors is “independent” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time as it deems appropriate.  The Company has no separate committees and all matters of corporate governance are addressed by the full Board of Directors.  In matters involving our directors and their separate interests, only disinterested directors vote.

We have neither a separate audit committee nor an “audit committee financial expert” as defined by applicable SEC rules.  The Board may consider the establishment of a separate audit committee and, if established, will search for one or more qualified individuals to serve on the committee and as the Board’s “audit committee financial expert.”

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Whitley Penn LLP, our independent registered public accounting firm, for the years ended December 31, 2012 and 2011.

	2012	2011

Audit fees (1)	$ 71,356	$ 59,836
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$ 71,356	$ 59,836

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for 2012 and 2011.

PART IV

ITEM 15EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

•	Balance sheets as of December 31, 2012 and 2011
•	Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011
•	Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the retired information is included in the financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporate herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.

(Registrant)

April 8, 2013 /s/ Harold H. Montgomery

Harold H. Montgomery

Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Harold H. Montgomery Harold H. Montgomery	Director, Chairman of the Board, Chief Executive Officer, and Secretary (principal executive officer)	April 8, 2013
/s/ David N. Pilotte David N. Pilotte	Chief Financial Officer (principal financial and accounting officer)	April 8, 2013
/s/ Craig A. Jessen Craig A. Jessen	Director and President	April 8, 2013
/s/ Laird Q. Cagan Laird Q. Cagan	Director	April 8, 2013
/s/ Shashank M. Joshi Shashank M. Joshi	Director	April 8, 2013

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.3	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC *	N/A	N/A	N/A
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders *	N/A	N/A	N/A
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al *	N/A	N/A	N/A
(10)	Material Contracts
	10.1	Purchase Agreement, form of (to purchase outstanding shares of the Company’s Common Stock from selling shareholders)	10-Q	May 5, 2010	10.0
	10.2	Amended Lock-up Agreement, form of	10-K	March 31, 2011	10.3
	10.3	Subscription Agreement, form of, to purchase up to 2,666,667 shares of the Company’s Common Stock	10-K	March 28, 2012	10.33
	10.4	Form of $3MM Offering Note and Warrant Subscription Agreement	8-K	January 6, 2011	10.2
	10.5	Form of $3MM Offering Note	8-K	January 6, 2011	10.3
	10.6	Form of $3MM Offering Warrant Agreement	8-K	January 6, 2011	10.4
	10.7	Form of $2MM Offering Note and Warrant Subscription Agreement	8-K	January 6, 2011	10.5
	10.8	Form of $2MM Offering Note	8-K	January 6, 2011	10.6
	10.9	Form of $2MM Offering Warrant Agreement	8-K	January 6, 2011	10.7
	10.10	Form of Note Modification Agreement, dated July 25, 2012 and effective August 7, 2012	8-K	August 10, 2012	10.1
	10.11	Company 2011 Equity Incentive Plan form of Stock Option Agreement	8-K	April 15, 2011	10.3
	10.12	Company 2011 Equity Incentive Plan form of Notice of Restricted Shares Grant	8-K	April 15, 2011	10.2
	10.13	Warrant to acquire up to 804,467 shares of Common Stock	8-K	May 4, 2011	10.3
	10.14	Residual Purchase Agreement, dated December 31, 2010, by and between the Company and Calpian Residual Partners V, L.P.	10-K	March 31, 2011	10.15
	10.15	Residual Purchase Agreement, dated January 7, 2011, by and between the Company and First Alliance Payment Processing, Inc.	10-K	March 31, 2011	10.17
	10.16	Residual Purchase Agreement, dated December 31, 2010, as amended January 25, 2011, by and between the Company and Cooper and Schifrin, LLC	10-K	March 31, 2011	10.18
	10.17	Amendment No. 2 to Residual Purchase Agreement, dated December 31, 2010, as amended July 29, 2011, by and between the Company and Cooper and Schifrin, LLC	10-Q	August 11, 2011	10.4
	10.18	Amendment No. 2 and Amendment No. 3 to Residual Purchase Agreement, each dated June 30, 2011 and effective August 1, 2011, by and between the Company and First Alliance Payment Processing, Inc.	10-Q	August 11, 2011	10.5
	10.19	Purchase Agreement, dated August 18, 2011, entered into by and among the Company, Sagecrest Holdings Limited, and certain entities affiliated therewith, ART Holdings, Inc., and ART Merchant Acquiring Inc.	10-Q	November 14, 2011	10.1
	10.20	Amendment No. 3 to Residual Purchase Agreement dated December 31, 2010, as amended November 11, 2011, by and between the Company and Cooper and Schifrin, LLC +	10-K	March 28, 2012	10.28
	10.21	Amendment No. 4 to Residual Purchase Agreement dated December 31, 2010, as amended February 29, 2012, by and between the Company and Cooper and Schifrin, LLC +	10-K	March 28, 2012	10.29
	10.22	Share Subscription and Shareholders Agreement dated March 28, 2012, by and between the Digital Payments Processing Limited, its founders (7), and the Company	10-K	March 28, 2012	10.30
	10.23	Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	March 28, 2012	10.31
	10.24	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Ltd. and My Mobile Payments Ltd. *	N/A	N/A	N/A
	10.25	Memorandum of Understanding dated March 28, 2012, between Digital Payments Processing Limited, its founders (7), My Mobile Payments Limited, and the Company	10-K	March 28, 2012	10.32
	10.26	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers *	N/A	NA	N/A
	10.27	Advisory Agreement, dated January 1, 2011, by and between the Company and Cagan McAfee Capital Partners, LLC	8-K	January 6, 2011	10.1
	10.28	Amendment #1 to Independent Contractor’s Agreement by and between the Company and David Pilotte	10-K	March 31, 2011	10.4
	10.29	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013 *	N/A	N/A	N/A
(14)	Code of Ethics
	14.1	Code of Business Conduct and Ethics *	N/A	N/A	N/A
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance**
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.DEF	XBRL Taxonomy Extension Definition**
	101.LAB	XBRL Taxonomy Extension Labels**
	101.PRE	XBRL Taxonomy Extension Presentation**

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