Form 10-Q
period 2013-03-31
Calpian, Inc.
filed 2013-05-24
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 24, 2013 was 25,596,576.

INTRODUCTORY COMMENT

References in this Quarterly Report on Form 10-Q,  to “Calpian,” “Company,” “we,” “us,” and “our” refer to Calpian, Inc. and its subsidiary, unless the context requires otherwise.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included in our 2012 Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART  I

ITEM 1 - FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
		Adjusted
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 380,716	$ 314,309
Accounts receivable	345,450	35,461
Restricted cash	661,967	270,000
Other current assets	158,802	70,298
Total current assets	1,546,935	690,068

Fixed Assets	329,796	-

Other Assets
Residual portfolios	13,758,467	5,253,592
Equity investment	7,856,994	6,854,004
Deferred financing costs	1,381,294	244,902
Intangible assets, at cost	39,115	10,000
Total other assets	23,035,870	12,362,498
Total assets	$ 24,912,601	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 116,765	$ 51,225
Accrued expenses	210,449	60,565
Interest payable	150,907	39,617
Notes payable	58,687	7,570
Deferred compensation of officers, directors, and executives	106,000	125,000
Accrued expenses payable to officers, directors, and affiliates	430,085	395,001
Total current liabilities	1,072,893	678,978

Other Liabilities
Senior notes payable	13,170,000	3,000,000
Subordinated notes payable	4,800,000	3,300,000
Convertible subordinated notes	1,000,000	850,000
Discount on subordinated notes	(506,613)	(368,262)
Total other liabilities	18,463,387	6,781,738

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,
23,915,806 and 23,898,306 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	23,915	23,898
Additional paid-in capital	14,570,736	13,703,153
Accumulated deficit	(9,128,420)	(7,980,212)
Other comprehensive loss	(89,910)	(154,989)
Total shareholders' equity	5,376,321	5,591,850
Total liabilities and shareholders' equity	$ 24,912,601	$ 13,052,566

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2013	2012
		Adjusted
Revenues		Note 1
Residual portfolios	$ 1,685,600	$ 870,364
Processing fees	45,664	-
Other	44,550	-
	1,775,814	870,364
Cost of revenues
Residual portfolio amortization	323,520	408,278
Interchange fees	446,792	-
Processing and servicing	247,968	21,450
Other	1,235	9,236
Total cost of revenues	1,019,515	438,964
Gross profit	756,299	431,400

General and administrative expenses	1,054,387	700,934
Operating loss	(298,088)	(269,534)

Other expenses
Amortization deferred financing costs	23,608	282,398
Amortization of discount on subordinated notes	69,249	171,054
Interest	310,174	185,616
Total other expenses	403,031	639,068
Loss before items below	(701,119)	(908,602)
Income taxes	-	5,733
Equity investment loss	447,089	-
Net loss	(1,148,208)	(914,335)
Other comprehensive income (loss):
Currency translation adjustments	65,079	-
Total comprehensive loss	$ (1,083,129)	$ (914,335)

Net loss per share, basic and diluted	$ (0.05)	$ (0.05)

Weighted average number of shares outstanding, basic and diluted	23,907,639	19,374,139

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$ (1,148,208)	$ (914,335)

Adjustments to reconcile net loss to cash (used) provided by operating activities:
Equity investment loss	447,089	-
Residual portfolio amortization	323,520	408,278
Subordinated note discount amortization	69,249	171,054
Deferred financing cost amortization	23,608	282,398
Depreciation	7,937	-
Management equity awards	-	7,830
Changes in operating assets and liabilities:
Accounts receivable	(309,989)	(12,659)
Restricted cash	(85,000)	392,000
Other assets	7,470	17,091
Accounts payable	65,107	40,070
Accrued expenses	92,916	28,512
Interest payable	111,290	37,050
Deferred compensation of officers, directors, and executives	(19,000)	(72,857)
Accrued expenses payable to officers, directors, and affiliates	35,085	39,115
Net cash (used) provided by operating activities	(378,926)	423,547

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(9,500,000)	-
Equity investment	(1,385,000)	(1,250,000)
Residual portfolios	-	(392,000)
Proceeds from sale of fixed assets	17,903	-
Net cash used in investing activities	(10,867,097)	(1,642,000)

FINANCING ACTIVITIES
Senior note proceeds	10,170,000	-
Subordinated notes	1,650,000	150,000
Common stock and warrants	35,000	1,100,000
Deferred financing costs	(535,000)	-
Payments on note payable	(7,570)	(7,536)
Net cash provided by financing activities	11,312,430	1,242,464

Increase in cash and equivalents	66,407	24,011
Cash and equivalents, beginning of year	314,309	367,661
Cash and equivalents, end of period	$ 380,716	$ 391,672

SUPPLEMENTAL INFORMATION
Interest paid	$ 198,884	$ 148,566
Noncash transactions:
Common stock issued	-	55,997
Financing transaction warrants	832,600	-
Note payable for insurance premium	58,687	-

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Additional		Other
	Common Stock			Paid-In	Accumulated	Comprehensive
	Shares		Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2012
Previously reported	23,898,306		$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773
Equity investment retrospective
adjustment - Note 1	-		-	-	43,794	(145,717)	(101,923)
As adjusted	23,898,306		23,898	13,703,153	(7,980,212)	(154,989)	5,591,850

Common stock issued	17,500		17	26,233	-	-	26,250
Financing transaction warrants	-	-	-	841,350	-	-	841,350
Net loss	-	-	-	-	(1,148,208)	-	(1,148,208)
Currency translation adjustments	-	-	-	-	-	65,079	65,079

Balance, March 31, 2013	23,915,806		$ 23,915	$ 14,570,736	$ (9,128,420)	$ (89,910)	$ 5,376,321

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - OVERVIEW

Basis Of Presentation

In these financial statements, references to “Calpian,” “Company,” “we,” “us,” and “our” refer to Calpian, Inc. (“CLPI”) and its subsidiary, Calpian Commerce, Inc. (“CCI”), unless the context requires otherwise.

The unaudited consolidated financial statements and related condensed notes of have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals and retrospective adjustments as the result of obtaining detail information about the fair values of the assets and liabilities of our equity investee) considered necessary for a fair presentation have been included.

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

The year-end balance sheet was derived from the Company’s audited financial statements.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its 2012 Annual Report on Form 10-K.  The results of operations for the periods reflected herein are not necessarily indicative of the results to be expected for the full year.

Our financial statements include the accounts of the Company and its wholly-owned subsidiary, which acquired a business on March 15, 2013, (Note 3), and the operations of Transaction World Magazine, Inc. (“TWM”), a non-owned but wholly-controlled entity.  TWM is a wholly-owned subsidiary of ART Holdings, Inc. (“ART”) whose two founders, controlling shareholders, directors, and executive officers are directors, executive officers, and significant shareholders of Calpian.    Intercompany accounts and transactions have been eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the current presentation.

As a result of completing the fair value appraisal of the assets and liabilities of our equity investee, Digital Payments Processing Limited, in March 2013, we have retrospectively adjusted our financial statements for each of the three quarters ended December 31, 2012, to account for the differences between appraised fair values and our preliminary estimates.  The retrospective adjustments reduced our 2012 net loss by $43,794 with increases in our 2012 second and third quarter net losses of $4,965 and $13,745, respectively.  Comprehensive income for 2012 has been retrospectively decreased by $145,717 with the second quarter being decreased by $300,728 and the third quarter being increased by $598,916.  The adjustments decreased the carrying amount of our equity investment, accumulated deficit, and 2012 net loss with no effect on our net loss per share or cash flows.

Foreign Currency Translation

The functional currency of our equity investee is the Indian rupee (denoted as "INR" or "Rs.").  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component of shareholders’ equity.  Revenue and expenses are translated at monthly average exchange rates.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.

Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  We believe the carrying values of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and interest payable approximate their fair values.  We believe the carrying value of our senior notes, subordinated notes, and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

We do not engage in hedging activities, and the Company has no derivative instruments in place.  We do not have any nonfinancial assets measured on a recurring basis.

Cash And Equivalents

We consider cash, deposits, and short-term investments with original maturities of three months or less as cash and equivalents.  Amounts designated by management for specific purposes, including withholdings from merchants to collateralize their contingent liabilities and processing reserves, and by contractual terms of debt agreements are considered restricted cash.  Our deposits are maintained primarily in two financial institutions and, at times, exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to maturity, the point in time when a portfolio’s cash flows become nominal.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on the merchants making future credit card sales to their customers.  Each residual portfolio is amortized based on the future cash flows expected to be derived.  Quarterly, we reevaluate our cash flow estimates and prospectively adjust future amortization.

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

Revenue Recognition

The Company recognizes residual portfolio revenue based on actual cash receipts.  In the first quarter of 2013, approximately 45% of consolidated revenues were attributable to merchant customer transactions processed by three third-party vendors.

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

Equity Transaction Fair Values

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of:  (i) the prices received in private placement sales of our stock or; (ii) its publically-quoted market price.  We estimate the fair value of warrants and stock options when issued or vested using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to nonemployees, when the options vest.  Subsequent changes in fair value are not recognized.

3  - BUSINESS ACQUISITION

On March 15, 2013, the Company acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries,  all of which were contributed to and are operated by CCI, in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million and borrowing $10.2 million.  Fees and expenses paid for the amendment and additional borrowing totaled $560,000 and we issued a warrant to the lender for up to 500,000 shares of our common stock having a $625,000 fair value using the Black-Scholes option-pricing model.

The acquisition is expected to build value for our shareholders with a goal of achieving a higher EBITDA multiple in the U.S. equity markets by participating in this segment of the payments industry.  As a result of the acquisition, CCI can provide the general merchant community an integrated suite of third-party merchant payment processing services and its own propriety related software and hardware enabling products delivering credit and debit card-based payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, over the internet, and in settings requiring wired as well as wireless mobile payment solutions.  The acquisition also provides us with a sales organization generating individual merchant processing contracts in exchange for future residual payments.

The following presents the preliminary estimated fair values of the net assets acquired pending obtaining an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$ 556,967
Current assets	37,287
Fixed assets	355,636
Residual portfolios	8,828,395
Intangibles	29,115
Liabilities	(57,400)
Net assets	$ 9,750,000

The residual portfolios are being amortized over 10 years.  The indefinite-lived intangible assets are not subject to amortization.

The revenues and earnings of the acquired net assets included in our financial statements and the pro forma amounts as if their acquisition had been included as of January 1, 2012 are as follows:

		Earnings
	Revenue	(Loss)
Included in financial statements from
March 15, 2013 through March 31, 2013	$ 957,823	$ 16,529

Pro forma for the three months ended:
March 31, 2013 - Loss per share $0.04	6,678,000	(1,069,000)
March 31, 2012 - Loss per share $0.04	8,325,000	(706,000)

The pro forma losses include adjustments to reflect: (i) exclusion of the seller’s reorganization costs and operating expenses not related to CCI’s future business; (ii) depreciation and amortization assuming the fair value adjustments to fixed assets and the residual portfolios had been applied on January 1, 2012; (iii) the interest and deferred financing cost amortization related to the senior debt borrowing for the acquisition in both years; (iv) the lender expenses and acquisition related legal fees in 2012 rather than in 2013 general and administrative expenses; and, (v) the consequential tax effects.

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

The investment agreement provides for acquiring an equity interest of approximately 74%  of DPPL for $9.7 million to be paid in tranches through January 2014 together with the issuance of a cumulative 6.1 million shares of our common stock.  As of March 31, 2013, we owned 45% of DPPL and had invested $5.5 million, issued 2.4 million shares of our stock valued at $3.6 million, and recognized a cumulative $1.2 million equity investment loss for a net carrying value of our 56%  economic interest in DPPL as summarized below.  The difference between the 45% and 56% interests represents advances made by the Company that have not yet been certificated by DPPL.

Proportionate share of shareholders' equity	$ 16,529,642
Excess of proportionate share of shareholders'
equity over investment	(8,672,648)
Carrying value of investment	$ 7,856,994

The combined balance sheets of DPPL and MMPL as of March 31, 2013, and their results of operations for the three months then ended, based on the March 2012 fair values of their assets and liabilities using assumptions about observable and unobservable marketplace factors we believe unrelated market participants would use are summarized as follows:

Current assets	$ 1,973,393
Long-term assets	2,169,825
Goodwill	30,704,927
Current liabilities	(1,006,418)
Long-term liabilities	(100,147)
Preferred shares	(25,320)
Noncontrolling interests	(5,320,300)
Net assets attributable to shareholders	$ 28,395,960

Revenue	$ 37,896,892
Gross profit	245,368
Expenses	1,105,856
Net loss	858,245

5 - RESIDUAL PORTFOLIOS

The transactions in which we acquired our residual portfolios include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions and, in  some instances, include performance metrics to be achieved over the next 9 to 28 months.  If the terms are not satisfied or the performance metrics are not achieved, we have the right to reacquire all or a portion of the shares of our common stock included in the consideration paid for some portfolios.

6 - DEBT

Senior Credit Facility

In November 2012, the Company entered into a $5.0 million senior credit facility and borrowed $3.0 million to pay the $2.7 million, 16% annual interest, balance outstanding under a 2011 credit facility and $255,000 in loan origination fees and expenses.

In March 2013, the facility was expanded to $14.5 million and we borrowed $10.2 million to finance a business acquisition (Note 3).  Fees and expenses paid for the amendment and additional borrowing totaling $560,000 and we issued a warrant to the lender for up to 500,000 shares of our common stock having a $625,000 fair value using the Black-Scholes option-pricing model.

The $1.3 million balance available under the facility is restricted to the acquisition of additional credit card residuals in the U.S.; provided, the outstanding loan balance after the acquisition will not exceed 16 times the expected monthly gross cash flow as measured immediately following the acquisition.  Interest only is payable through August 2014; thereafter, principal is payable at a monthly level rate to fully amortize the loan by its September 2016 maturity date.  The loan has an interest rate of 13.2% per year payable monthly in arrears, a prepayment penalty beginning at 4% and declining to 0% in February 2014, and facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.  Deferred loan costs include the warrant’s fair value that will be expensed when, and if, it becomes exercisable (Note 7).  Other loan fees are being amortized over the loan term.

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

Subordinated Debt

The Company’s subordinated debt has been issued pursuant to a $3 Million Subordinated Debt Offering, a $2 Million Subordinated Debt Offering,  a  2012 $3 Million Notes Offering, and a 2012 Convertible Notes Offering, each exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed with the SEC on January 6, 2011, and August 10, 2012, and incorporated herein by reference.  The notes are secured by a first lien on substantially all of the Company’s assets, but are subordinated to the senior credit facility which precludes subordinated debt principal payments without the lender’s concurrence.  The notes bear interest at a rate of 12% annually paid monthly in arrears.

Subordinated Notes Payable

Principal payment of $3.8 million at a 16.6% annual effective interest rate is due December 31, 2014, and $1.0 million at a 14.9% annual effective interest rate is due December 31, 2016.

The aggregate $1,310,073 fair value of warrants to acquire up to 1,165,000 shares of our common stock was being amortized over the period from the dates of issuance to the original November 2012 to June 2014 principal due dates.  In August 2012, all maturity dates were extended to December 31, 2014, in consideration for issuance of an additional 252,925 warrants that, due to low interest rates and volatility in our shares, were determined using the Black-Scholes option-pricing model to have no current value.  The $366,000 modification-date debt fair value discount to a 16.6% annual effective rate was substantially equal to the unamortized balance of the original warrants and is being amortized over the remaining term of the debt.

In 2013, notes for $1.5 million were issued with warrants for up to 140,000 shares of stock having a $153,600 fair value using the Black-Scholes option-pricing model which is being amortized over the term of the debt.  In the first three months of 2013 and 2012, interest expense was $122,167 and $77,550, respectively, and amortization totaled $45,249 and $171,054, respectively.

Convertible Subordinated Notes

Unless prepaid, the convertible notes automatically convert at $1.50 per share into 666,665 shares of our common stock between November 2013 and February 2014.  In 2013, a  note for $150,000  was issued with warrants for up to 40,000 shares of stock having a $54,000 fair value using the Black-Scholes option-pricing model.  The $117,800 fair value of warrants for up to 90,000 shares of our common stock granted in connection with certain of the notes is being amortized to the conversion dates resulting in an overall effective annual interest rate of 24.8%.  In 2013, interest expense was $27,700 and amortization totaled $24,000,  respectively.

Notes Payable

We have financed insurance premiums with promissory notes bearing interest at rates between 6.0% and 7.0% per annum payable in monthly installments over periods of less than one year.

7 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, warrants to acquire 904,467 shares of our common stock and 666,665 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Sock

Our Board of Directors may designate shares of preferred stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as specified in the requisite resolution(s) without shareholder approval.  If preferred stock is issued and the Company is subsequently liquidated or dissolved, the preferred stock holders may have preferential rights to a liquidating distribution.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 5,814,058 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial, international acquisition advisory, and public relations services.  In 2013, 17,500 shares were sold in a private placement for $35,000, including the $8,750 fair value of 17,500 warrants as part of a unit subscription.

Warrants

A total of 3,147,393 warrants for our common stock with exercise prices ranging from $1.00 to $3.00 per share ($1.46 weighted average) have been issued in connection with our financing transactions and expire as follows: 2015 – 617,501; 2016 – 1,304,467; 2017 – 527,925; 2018 – 697,500.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

One of the warrants for 500,000 shares is exercisable only if the Company: (i) does not raise at least $3.0 million in equity financing before April 2014; or, (ii) does not extend the maturity dates of subordinated notes payable to December 31, 2016 and raise equity financing before April 2014 of $1.0 million, or $1.5 million if the attrition rate of CCI’s residual portfolios is not at least an average of 1.4% during the three-month periods ending June and September 2014.

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

Stock Options

Nonqualified stock options for 400,000 shares of our common stock with a weighted-average exercise price of $2.00 per share were outstanding and exercisable at March 31, 2013, and December 31, 2012.  At March 31, 2013, they had an intrinsic value of $110,000 and a weighted-average remaining contractual term of 8.7 years; however, 200,000 options become void if services are earlier terminated.

8 - LITIGATION

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors, and substantial shareholders of Calpian, and both are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  The case is currently in the discovery phase and the matter is set for trial in September 2013.

9 - BUSINESS SEGMENT INFORMATION

Each of our legal entities is a business segment measured by management based on pretax results of operations using accounting policies consistent in all material respects with those described in Note 2.  No inter-segment revenue is recorded.

Calpian, Inc. is in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).  In addition, we invest in payments-industry related opportunities.

Calpian Commerce, Inc., which commenced operations on March 15, 2013, provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  CCI also operates as an ISO selling individual third-party merchant processing contracts in exchange for future residual payments.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 4.

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Calpian, Inc.	$ 817,991	$ 870,364
Calpian Commerce, Inc.	957,823	-
	$ 1,775,814	$ 870,364
Operating profit (loss):
Calpian, Inc.	$ (375,858)	$ (269,534)
Calpian Commerce, Inc.	77,770	-
	(298,088)	(269,534)
Other expenses	(403,031)	(639,068)
Loss before income taxes and equity investment loss	$ (701,119)	$ (908,602)

	March 31,	December 31,
	2013	2012
Total assets:
Calpian, Inc.	$ 14,816,605	$ 13,052,566
Calpian Commerce, Inc.	10,095,996	-
	$ 24,912,601	$ 13,052,566

10  - INCOME TAXES

Our $3.4 million federal income tax net operating loss carryover expires over the period from 2026 through 2033.  Our federal and state income tax returns are no longer subject to examination for years before 2008.  We have taken no tax positions that, more likely than not, may not be realized.

Significant components of our income tax provisions were:

	2013	2012
Current state	$ -	$ 5,733
Deferred federal	(233,120)	(305,410)
Valuation allowance	233,120	305,410
	$ -	$ 5,733

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	2013	2012
Loss before income taxes	$ (238,380)	$ (308,925)
Deferred tax valuation allowance	233,120	305,410
Permanent items	5,260	5,463
State tax net of federal tax benefit	-	3,785
	$ -	$ 5,733

11 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  Diluted earnings per share also include all potentially dilutive securities.  At the balance-sheet dates, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share were:

	2013	2012
Warrants (weighted-average purchase price per share: 2013 - $1.46; 2012 - $1.28)	3,147,393	2,449,893
Stock options (weighted-average exercise price per share: $2.00)	400,000	400,000
Convertible subordinated notes	666,665	566,665

12  - RELATED PARTIES

Support Services And Advances

ART has provided the Company since its startup period with certain support services.  It has been verbally agreed payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At the most recent balance sheet date, unpaid expenses of $85,699 incurred in 2010 and reimbursement for subsequent payments by ART on our behalf totaled $159,545.

Management Advisory Agreement

We  have a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is paid $14,500 plus expenses each month through December 2013.  The agreement continues month-to-month beyond that date and is thereafter terminable by either party with 30 days notice.  At the most recent balance sheet date, amounts payable to CMCP totaled $232,000 which is expected to be paid as available cash flow permits.

Affiliates’ Deferred Compensation

At the most recent balance sheet date, officers’, directors’, and other affiliates’ compensation deferred in 2010 remaining unpaid totaled $106,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

Calpian, Inc. (“CLPI”) is in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We act not as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).  In addition, we invest in payments-industry related opportunities.

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“CCI”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  CCI provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO 2012

Our revenues were $1.8 million in 2013 and $0.9 million in 2012 with gross profit percentages of 43% and 50%, respectively.  General and administrative expenses for 2013 and 2012 were $1.0 million and $0.7 million, respectively, and we recognized a $0.4 million loss from our equity investment in 2013.  We had a $1.1 million net loss in 2013 and a $0.9 million net loss in 2012, or $.05 per share in both years.  Significant portions of the increases are attributed to CCI’s operations for the last 15 days of the quarter.  The results for our two business segments were as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Calpian, Inc.	$ 817,991	$ 870,364
Calpian Commerce, Inc.	957,823	-
	$ 1,775,814	$ 870,364

Gross profit:
Calpian, Inc.	$ 543,775	$ 431,400
Calpian Commerce, Inc.	212,524	-
	$ 756,299	$ 431,400

General and administrative expenses:
Calpian, Inc.	$ 919,633	$ 700,934
Calpian Commerce, Inc.	134,754	-
	$ 1,054,387	$ 700,934

CLPI’s 2013 revenues were off 6.0% compared to the lower than expected 2012 first quarter revenues due to normal portfolio attrition.  Because of the lower than expected revenues in 2012, residual portfolio amortization was adjusted in 2012 which resulted in a 50% gross profit percentage compared to the 66% in the first quarter of 2013.  CCI’s profit margins are lower compared to CLPI’s as CCI incurs interchange fees and processing and servicing costs not associated with the portfolios purchased by CLPI.

The $219 thousand increase in CLPI’s general and administrative expenses over the 2012 first quarter is attributable to: $85 thousand more costs incurred in seeking additional equity and debt financing; $59 thousand incurred in connection with the acquisition of assets of Pipeline Data, Inc.; $53 thousand relating to additional legal and auditing services; $40 thousand related to additional advertising expense and reduced magazine revenues; and, $33 thousand in employee compensation as Social Security tax rates increased.  Expenses in connection with our equity investment were $69 thousand more in 2012 when we were concluding the investment agreement.

Deferred financing cost amortization declined significantly when we refinanced our senior debt facility in November 2012 and wrote off the remaining $526 thousand associated with the old facility.  Also, the financing costs incurred in connection with the new facility are being amortized over 43 months compared to 24 months under the old facility.  In  mid-2012 the maturity dates of the subordinated notes payable were extended resulting in a longer time period and lower monthly amortization.  More interest expense was incurred in 2013 due to additional subordinated debt and senior note borrowings.

We continue to increase our March 2012 initial equity investment interest in DPPL in a step acquisition of its share capital, and we are recognizing its losses and the effects of foreign currency exchange rate changes in our financial statements in proportion to our increasing ownership percentages.  As a result of completing the fair value appraisal of the assets and liabilities of DPPL and MMPL in March 2013, we have retrospectively adjusted our financial statements for each of the three quarters ended December 31, 2012, as described in Note 1  of the notes to our financial statements in Part I, Item 1 of this Report to account for the differences between their appraised fair values and our preliminary estimates.

Due to net losses, we had no current federal tax provision in either 2013 or 2012 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income taxes are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by consolidated operating activities in the three months ended March 31, 2013, amounted to $379 thousand, of which $309 thousand was due to CCI’s accounts receivable created during its first 15 days of operation as a new company.  CLPI’s increased general and administrative expenses accounted for most of the cash used in its operations.  The $10.2 million senior credit facility borrowing in 2013 financed loan costs and our $9.75 million business acquisition which included $250 thousand in unrestricted cash that was included in the assets transferred to CCI.    The $1.3 million balance remaining under the $14.5 million facility is restricted to the acquisition of additional credit card residuals in the U.S.    Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings in 2013 totaled $1.7 million,  of which $1.4 million was used to increase our equity investment in DPPL with the balance used in operations.

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

There have been no changes in the critical accounting policies disclosed in our 2012 Annual Report on Form 10-K.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is to residual portfolio post-acquisition attrition.  There have been no changes during the quarter in management’s assessment of that risk as disclosed in our 2012 Annual Report on Form 10-K.

ITEM 4       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of March 31, 2013, were effective.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act.  Although we are working to comply with these requirements, we have limited financial personnel making compliance with Section 404 - especially with segregation of duty control requirements – very difficult, if not impossible, and cost prohibitive.  While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

PART II

ITEM 1       LEGAL PROCEEDINGS

The description of the litigation in Note 8  of the Condensed Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A    RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A, Risk Factors in our 2012 Annual Report on Form 10-K which could materially and adversely affect our business, financial condition, and results of operations.  There have been no significant changes in those risk factors.

ITEM  2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company completed additional closings of its private placement of equity pursuant to which it sold 17,500 shares of its common stock at a price of $1.50 per share resulting in gross proceeds to the Company of $26,250, all of which was invested in DPPL.  During the same period, the Company:

•	Sold in connection with the sale of common stock five-year warrants to purchase up to 17,500 shares of its common stock at an exercise price of $3.00 per share resulting in proceeds of $8,750;
•	Sold $500,000 and $1,000,000 in secured subordinated promissory notes due December 2014 and 2016, respectively;
•	Sold $150,000 in secured subordinated convertible promissory notes automatically convertible at $1.50 per share into 100,000 shares of its common stock one year from the issuance date; and
•	Issued in connection with the subordinated debt five-year warrants to purchase up to 180,000 shares of its common stock at between $2.00 and $2.50 per share.

No underwriters were involved in the transactions described above.  The Company’s issuance of common stock, subordinated debt, and warrants, and any common stock issuable upon conversion or exercise thereof, was, or will be, exempt from registration under the Securities Act of 1933 pursuant to exemptions from registration provided by Rule 506 of Regulation D and Sections 4(2) of the Securities Act of 1933, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D.  The recipients of these securities took such securities for investment purposes without a view to distribution.  Furthermore, they each had access to information concerning the Company and its business prospects.  There was no general solicitation or advertising for the purchase of the securities and the securities are restricted pursuant to Rule 144.

ITEM 6       EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporate herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPIAN, INC.
(Registrant)

May 24, 2013	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC *	N/A	N/A	N/A
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.