Form 10-Q
period 2013-06-30
Calpian, Inc.
filed 2013-08-14
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2013 was 27,802,894.

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

PART  I

ITEM 1 - FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
		Adjusted -
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 981,866	$ 314,309
Accounts receivable	56,601	35,461
Restricted cash	561,967	270,000
Other current assets	403,345	70,298
Total current assets	2,003,779	690,068

Fixed Assets	396,142	-

Other Assets
Residual portfolios	13,098,495	5,253,592
Equity investment	9,014,419	6,854,004
Deferred financing costs	1,027,273	244,902
Intangible assets, at cost	39,115	10,000
Total other assets	23,179,302	12,362,498
Total assets	$ 25,579,223	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 282,969	$ 51,225
Accrued expenses	788,201	60,565
Interest payable	202,770	39,617
Notes payable	99,876	7,570
Deferred compensation of officers, directors, and executives	100,000	125,000
Accrued expenses payable to officers, directors, and affiliates	459,187	395,001
Total current liabilities	1,933,003	678,978

Other Liabilities
Senior notes payable	13,170,000	3,000,000
Subordinated notes payable	4,800,000	3,300,000
Convertible subordinated notes	1,000,000	850,000
Discount on subordinated notes	(338,430)	(368,262)
Total other liabilities	18,631,570	6,781,738

Commitments And Contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,
26,365,396 and 23,898,306 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	26,365	23,898
Additional paid-in capital	17,695,791	13,703,153
Accumulated deficit	(10,932,997)	(7,980,212)
Other comprehensive loss	(1,774,509)	(154,989)
Total shareholders' equity	5,014,650	5,591,850
Total liabilities and shareholders' equity	$ 25,579,223	$ 13,052,566

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		Adjusted -		Adjusted -
Revenues		Note 1		Note 1
Residual portfolios	$ 5,061,504	$ 892,785	$ 6,747,104	$ 1,763,149
Processing fees	935,812	-	981,476	-
Other	628,941	-	673,491	-
	6,626,257	892,785	8,402,071	1,763,149
Cost of revenues
Residual portfolio amortization	659,972	173,805	983,492	582,083
Interchange fees	2,563,388	-	3,010,180	-
Processing and servicing	1,374,225	22,500	1,622,193	43,950
Other	60,980	3,275	62,215	12,511
Total cost of revenues	4,658,565	199,580	5,678,080	638,544
Gross profit	1,967,692	693,205	2,723,991	1,124,605

General and administrative expenses	2,406,501	580,442	3,460,888	1,281,376
Operating (loss) income	(438,809)	112,763	(736,897)	(156,771)

Other expenses
Interest	609,822	195,194	919,996	380,810
Amortization of discount on subordinated notes	85,583	171,054	154,832	342,108
Amortization of deferred financing costs	54,021	285,172	77,629	567,570
Total other expenses	749,426	651,420	1,152,457	1,290,488
Loss before items below	(1,188,235)	(538,657)	(1,889,354)	(1,447,259)
Income taxes (over provision)	-	(21,872)	-	(16,139)
Equity investment loss	616,342	154,180	1,063,431	154,180
Net loss	(1,804,577)	(670,965)	(2,952,785)	(1,585,300)
Other comprehensive loss:
Currency translation adjustments	(1,684,599)	(319,973)	(1,619,520)	(319,973)
Total comprehensive loss	$ (3,489,176)	$ (990,938)	$ (4,572,305)	$ (1,905,273)

Net loss per share, basic and diluted	$ (0.07)	$ (0.03)	$ (0.12)	$ (0.08)
Weighted average number of shares
outstanding, basic and diluted	25,697,466	20,133,817	24,668,289	19,753,978

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$ (2,952,785)	$ (1,585,300)

Adjustments to reconcile net loss to cash provided by operating activities:
Equity investment loss	1,063,431	154,180
Residual portfolio amortization	983,492	582,083
Subordinated note discount amortization	154,832	342,108
Deferred financing cost amortization	77,629	567,570
Deferred consulting fee amortization	21,429	13,125
Depreciation	34,642	-
Management equity awards	110,940	7,830
Changes in operating assets and liabilities:
Accounts receivable	(21,140)	12,784
Restricted cash	15,000	297,000
Other assets	(152,102)	(5,847)
Accounts payable	231,311	16,359
Accrued expenses	670,667	4,200
Interest payable	163,153	43,500
Deferred compensation of officers, directors, and executives	(25,000)	(145,714)
Accrued expenses payable to officers, directors, and affiliates	64,187	53,585
Net cash provided by operating activities	439,686	357,463

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(9,500,000)	-
Equity investment	(2,985,000)	(1,910,000)
Residual portfolios	-	(392,000)
Purchases of fixed assets	(96,454)	-
Proceeds from sale of fixed assets	21,306	-
Net cash used in investing activities	(12,560,148)	(2,302,000)

FINANCING ACTIVITIES
Senior note proceeds	10,170,000	-
Subordinated notes	1,950,000	750,000
Common stock and warrants	1,235,000	1,280,000
Deferred financing costs	(535,000)	(31,466)
Payments on note payable	(31,981)	(11,160)
Net cash provided by financing activities	12,788,019	1,987,374

Increase in cash and equivalents	667,557	42,837
Cash and equivalents, beginning of year	314,309	367,661
Cash and equivalents, end of period	$ 981,866	$ 410,498

SUPPLEMENTAL INFORMATION
Interest paid	$ 756,843	$ 337,310
Noncash transactions:
Common stock for equity investment	1,846,155	-
Common stock for equity awards and services	12,210	105,000
Common stock for residual portfolios	-	55,997
Financing transaction warrants	477,208	-
Subordinated debt conversion to common stock	313,200	-
Notes payable for insurance premiums	124,287	33,383

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Additional		Other
	Common Stock			Paid-In	Accumulated	Comprehensive
	Shares		Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2012
Previously reported	23,898,306		$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773
Equity investment retrospective
adjustment - Note 1	-		-	-	43,794	(145,717)	(101,923)
As adjusted	23,898,306		23,898	13,703,153	(7,980,212)	(154,989)	5,591,850

Equity investment	1,230,770		1,231	1,844,924	-	-	1,846,155
Common stock issued	617,500		617	925,633	-	-	926,250
Subordinated debt conversion	208,800		209	312,991	-	-	313,200
Financing transaction warrants	-	-	-	786,350	-	-	786,350
Warrants exercised	391,920		392	(392)	-	-	-
Equity awards	18,100		18	123,132	-	-	123,150
Net loss	-	-	-	-	(2,952,785)	-	(2,952,785)
Currency translation adjustments	-	-	-	-	-	(1,619,520)	(1,619,520)

Balance, June 30, 2013	26,365,396		$ 26,365	$ 17,695,791	$ (10,932,997)	$ (1,774,509)	$ 5,014,650

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

The unaudited consolidated financial statements and related condensed notes have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals and retrospective adjustments as the result of obtaining detail information about the fair values of the assets and liabilities of our equity investee) considered necessary for a fair presentation have been included.

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

As a result of completing the fair value appraisal of the assets and liabilities of our equity investee, Digital Payments Processing Limited (“DPPL”), in March 2013, we have retrospectively adjusted our financial statements for each of the three quarters ended December 31, 2012, to account for the differences between appraised fair values and our preliminary estimates.  The retrospective adjustments reduced our 2012 net loss by $43,794 with increases in our 2012 second and third quarter net losses of $4,965 and $13,745, respectively.  Comprehensive income for 2012 has been retrospectively decreased by $145,717 with the second quarter being decreased by $300,728 and the third quarter being increased by $598,916.  The adjustments decreased the carrying amount of our equity investment, accumulated deficit, and 2012 net loss with no effect on our net loss per share or cash flows.

In the third quarter of 2012, our DPPL ownership percentage increased from the initial 15% to 37% and retrospective adjustments increasing the second quarter net loss by $149,215 and comprehensive loss by $19,245 were made as a result of changing from the cost method to the equity method of accounting for the investment.

Foreign Currency Translation

The functional currency of our equity investee is the Indian rupee.  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component of shareholders’ equity.  Revenue and expenses are translated at monthly average exchange rates.

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

Cash And Equivalents

We consider cash, deposits, and short-term investments with original maturities of three months or less as cash and equivalents.  Amounts designated by management for specific purposes, including withholdings from merchants to collateralize their contingent liabilities and processing reserves, and by contractual terms of debt agreements are considered restricted cash.  Our deposits at financial institutions at times exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to the point in time when a portfolio’s cash flows become nominal.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on the merchants making future credit card sales to their customers.  Each residual portfolio is amortized based on the future cash flows expected to be derived.  Quarterly, we reevaluate our cash flow estimates and prospectively adjust future amortization.

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

Revenue Recognition

The Company recognizes residual portfolio revenue based on actual cash receipts.  In the first six months of 2013, approximately 55% of consolidated revenues were attributable to merchant customer transactions processed by three third-party vendors.

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

Equity Transaction Fair Values

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of:  (i) the prices received in private placement sales of our stock or;  (ii) its publically-quoted market price.  We estimate the fair value of warrants, other than those included in common stock unit purchases, and stock options when issued or vested using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to nonemployees, when the options vest.  The fair value of exercisable warrants issued in connection with financing transactions or for services are deferred and expensed over the term of the debt or as services are performed.  Subsequent changes in fair value are not recognized.

3  - BUSINESS ACQUISITION

On March 15, 2013, the Company acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries,  all of which were contributed to and are operated by CCI, in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5.0 million to $14.5 million and borrowing $10.2 million.

The acquisition is expected to build value for our shareholders with a goal of achieving a higher EBITDA multiple in the U.S. equity markets by participating in this segment of the payments industry.  As a result of the acquisition, CCI is providing the general merchant community access to an integrated suite of third-party merchant payment processing services and its own propriety related software and hardware enabling products delivering credit and debit card-based payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, over the internet, and in settings requiring wired as well as wireless mobile payment solutions.  The acquisition also provides us with a sales organization generating individual merchant processing contracts in exchange for future residual payments.

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

The revenues and earnings of the acquired net assets included in our financial statements and the pro forma amounts as if their acquisition had been included as of January 1, 2012, are as follows:

		Earnings
	Revenue	(Loss)
Included in financial statements from
April 1, 2013 through June 30, 2013	$ 5,808,483	$ 44,582
March 15, 2013 through June 30, 2013	6,766,306	61,111

Pro forma for the three months ended:
June 30, 2012 - Income per share $0.02	8,493,000	305,000
Pro forma for the six months ended:
June 30, 2013 - Loss per share $0.12	13,304,000	(2,874,000)
June 30, 2012 - Loss per share $0.02	16,818,000	(401,000)

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

The investment agreement provides for acquiring an equity interest of approximately 74% (subject to temporary dilution as described in Note 13 – Subsequent Event) of DPPL for $9.7 million to be paid in tranches through January 2014 together with the issuance of a cumulative 6.1 million shares of our common stock.  As of June 30, 2013, we owned 45% of DPPL and had invested $7.1 million, issued 3.7 million shares of our stock valued at $5.5 million, recognized cumulative equity investment and currency translation losses $3.6 million for a net carrying value of our 65%  economic interest in DPPL as summarized below.  The difference between the 45% and 65% interests represents advances made by the Company that have not yet been certificated by DPPL.  The presentation of DPPL and MMPL financial information in accordance with U.S. generally accepted accounting principles does not necessarily reflect the legal ownership of the two entities.

Proportionate share of shareholders' equity	$ 17,999,557
Excess of proportionate share of shareholders'
equity over investment	(8,985,138)
Carrying value of investment	$ 9,014,419

The combined balance sheets of DPPL and MMPL and their results of operations based on the March 2012 fair values of their assets and liabilities using assumptions about observable and unobservable marketplace factors we believe unrelated market participants would use are summarized as follows:

June 30, 2013
Current assets	$ 2,807,828
Long-term assets	1,920,234
Goodwill	28,004,200
Current liabilities	(1,255,353)
Long-term liabilities	(52,755)
Preferred shares	(25,320)
Noncontrolling interests	(4,263,065)
Net assets attributable to shareholders	$ 27,135,769

	Six Months Ended
	June 30,
	2013	2012
Revenue	$ 82,019,848	$ 39,136,293
Gross profit	474,964	54,863
Expenses	2,367,872	887,537
Net loss	(1,874,269)	(411,623)

5 - RESIDUAL PORTFOLIOS

The transactions in which we acquired our residual portfolios include customary terms including representations and warranties, covenants, confidentiality terms, indemnification provisions and, in  some instances, include performance metrics.  If the terms are not satisfied or the performance metrics are not achieved, we have the right to reacquire all or a portion of the shares of our common stock included in the consideration paid for some portfolios.

6 - DEBT

Senior Credit Facility

In November 2012, the Company entered into a $5.0 million senior credit facility and borrowed $3.0 million to pay the $2.7 million, 16% annual interest, balance outstanding under a 2011 credit facility and $255,000 in loan origination fees and expenses.

In March 2013, the facility was expanded to $14.5 million and we borrowed $10.2 million to finance a business acquisition (Note 3).  Fees and expenses paid for the amendment and additional borrowing totaled  $560,000 and we issued a warrant to the lender for up to 500,000 shares of our common stock having a value of $325,000.

The $1.3 million balance available at June 30, 2013, under the facility is restricted to the acquisition of additional credit card residuals in the U.S.; provided, the outstanding loan balance after the acquisition will not exceed 16 times the expected monthly gross cash flow as measured immediately following the acquisition.  Interest only is payable through August 2014.  Thereafter, principal is payable at a monthly level rate to fully amortize the loan by its September 2016 maturity date.  The loan has an interest rate of 13.2% per year payable monthly in arrears, a prepayment penalty beginning at 4% and declining to 0% in February 2014, and facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.  Deferred loan costs include the warrant’s fair value that will be expensed when, and if, it becomes exercisable (Note 7).  Other loan fees are being amortized over the loan term.

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

Subordinated Notes Payable

Principal payment of $3.8 million at a 16.3% annual effective interest rate, including discount amortization, is due December 31, 2014, and $1.0 million at a 13.7% annual effective interest rate is due December 31, 2016.

The aggregate $1,310,073 fair value of warrants to acquire up to 1,165,000 shares of our common stock was being amortized over the period from the dates of issuance to the original principal due dates ranging from November 2012 to June 2014.  In August 2012, all maturity dates were extended to December 31, 2014, in consideration for issuance of an additional 252,925 warrants that, due to low interest rates and volatility in our shares, were determined using the Black-Scholes option-pricing model to have no current value.  The $366,000 modification-date debt fair value discount to a 16.6% annual effective rate was substantially equal to the unamortized balance of the original warrants and is being amortized over the remaining term of the debt.

In 2013, notes for $1.5 million were issued with warrants for up to 140,000 shares of stock having a fair value of  $87,800.  In the first six months of 2013 and 2012, interest expense was $266,167 and $164,550, respectively, and amortization totaled $95,778 and $342,108, respectively.

Convertible Subordinated Notes

Unless prepaid, the convertible notes automatically convert at $1.50 per share into 616,666 shares of our common stock between December 2013 and July 2014.  In 2013, notes for $450,000  were issued, with warrants for up to 40,000 shares of stock having a fair value of $24,000, and notes for $300,000 were converted into 200,000 shares of common stock.  In connection with the conversion, we issued an additional 8,800 shares of stock having a $13,200 fair value based on publically-quoted market prices and expensed $11,550 of the fair value of warrants previously deferred.  The remaining $34,608 fair value of warrants for up to 90,000 shares of our common stock granted in connection with certain of the notes is being amortized to the conversion dates resulting in an overall effective annual interest rate of 20.3%.  In 2013, interest expense was $57,600 and amortization totaled $43,200,  respectively.

Notes Payable

We have financed insurance premiums with promissory notes bearing interest at rates between 6.0% and 7.0% per annum payable in monthly installments over periods of less than one year.

7 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, warrants to acquire 100,000 shares of our common stock and 616,666 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

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

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 5,619,592 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial advisory, international acquisition advisory, and public relations services.  In 2013, 617,500 shares were sold in private placements for $1,235,000, including the $308,750 fair value of 617,500 warrants as part of unit subscriptions, 391,920 shares were issued in the cashless exercise of 804,467 warrants, and equity awards totaling 18,100 shares having a $27,150 fair value based on prices received in private placement sales of our stock were given to certain DPPL employees.

Warrants

Outstanding warrants for 3,002,926 shares of our common stock with exercise prices ranging from $1.00 to $3.00 per share ($1.90 weighted average) expire as follows: 2015 – 617,501; 2016 – 500,000; 2017 – 527,925; 2018 – 1,357,500.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.  A warrant for 60,000 shares having a fair value of $40,800 was issued in 2013 for financial consulting services.

One of the warrants for 500,000 shares is exercisable only if the Company: (i) does not raise at least $3.0 million in equity financing before April 2014; or, (ii) does not extend the maturity dates of subordinated notes payable to December 31, 2016 and raise equity financing before April 2014 of $1.0 million, or $1.5 million if the attrition rate of CCI’s residual portfolios exceeds an average of 1.4% during the three-month periods ending June and September 2014.

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

Stock Options

Immediately exercisable nonqualified stock options for 200,000 shares of our common stock with a $1.99 per share exercise price and $96,000 fair value were awarded in 2013.    Exercisable options with a weighted-average exercise price of $2.00 per share for 400,000 shares and 600,000 shares were outstanding at December 31, 2012 and June 30, 2013, respectively.  At June 30, 2013, they had an intrinsic value of $80,000 and a weighted-average remaining contractual term of 8.9 years; however, if services are earlier terminated, 400,000 options become void 90 days after termination.

8 - LITIGATION

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors, and substantial shareholders of Calpian, and both are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  The case has progressed through mediation and the matter is set for trial in November 2013.  The Company has made and accrued a settlement offer of $386,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Calpian, Inc.	$ 817,774	$ 892,785	$ 1,635,765	$ 1,763,149
Calpian Commerce, Inc.	5,808,483	-	6,766,306	-
	$ 6,626,257	$ 892,785	$ 8,402,071	$ 1,763,149
Operating profit (loss):
Calpian, Inc.	$ (819,961)	$ 112,763	$ (1,195,819)	$ (156,771)
Calpian Commerce, Inc.	381,152	-	458,922	-
	(438,809)	112,763	(736,897)	(156,771)
Financing costs	(749,426)	(651,420)	(1,152,457)	(1,290,488)
Loss before income taxes and equity investment loss	$ (1,188,235)	$ (538,657)	$ (1,889,354)	$ (1,447,259)

	June 30,	December 31,
	2013	2012
Total assets:
Calpian, Inc.	$ 15,357,869	$ 13,052,566
Calpian Commerce, Inc.	10,221,354	-
	$ 25,579,223	$ 13,052,566

10  - INCOME TAXES

Our $6.2 million federal income tax net operating loss carryover expires over the period from 2026 through 2033.  Our federal and state income tax returns are no longer subject to examination for years before 2008.  We have taken no tax positions that, more likely than not, may not be realized.    In 2013, we wrote off the $385,388 deferred tax asset, and related valuation allowance, which exceeded the tax benefit from the exercise of a warrant.

Significant components of our income tax provisions were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current state (over provision)	$ -	$ (21,872)	$ -	$ (16,139)
Deferred federal	(398,100)	(170,380)	(631,220)	(475,790)
Deferred tax asset write off	385,388	-	385,388	-
Valuation allowance	12,712	170,380	245,832	475,790
	$ -	$ (21,872)	$ -	$ (16,139)

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Loss before income taxes	$ (404,000)	$ (183,145)	$ (642,380)	$ (492,070)
Deferred tax asset write off	385,388	-	385,388	-
Deferred tax valuation allowance	12,712	170,380	245,832	475,790
Permanent items	-	(14,434)	-	(10,649)
State tax net of federal tax benefit	5,900	5,327	11,160	10,790
	$ -	$ (21,872)	$ -	$ (16,139)

11 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At June 30, 2013 and 2012, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share were:

	2013	2012
Warrants (weighted-average purchase price per share: 2013 - $1.90; 2012 - $1.08)	3,002,926	2,034,468
Stock options (weighted-average exercise price per share: 2013 - $2.00; 2012 - $1.50)	600,000	200,000
Convertible subordinated notes	616,666	-

12  - RELATED PARTIES

Support Services And Advances

ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At the most recent balance sheet date, unpaid expenses of $85,699 incurred in 2010 and reimbursement for subsequent payments by ART on our behalf totaled $171,709.

Management Advisory Agreement

We  have a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month through December 2013.  The agreement continues month-to-month beyond that date and is thereafter terminable by either party with 30 days notice.  At the most recent balance sheet date, amounts payable to CMCP totaled $275,500 which is expected to be paid as available cash flow permits.

Affiliates’ Deferred Compensation

At the most recent balance sheet date, officers’, directors’, and other affiliates’ compensation deferred in 2010 remaining unpaid totaled $100,000.

13 – SUBSEQUENT EVENT

Our equity investee, DPPL, working through an exclusive arrangement with MMPL, offers the Money-on-Mobile service in India.  This bifurcated structure initially arose because MMPL, due to its custody and management of consumer funds, is licensed and regulated by the Reserve Bank of India ("RBI"), and it was unclear as to whether Calpian would be permitted under the then-existing regulations to invest directly in MMPL.  We continue to have the contractual right to acquire a 74% equity ownership of both DPPL and MMPL (either separately or as a merged entity) subject to approval by the Indian authorities.  Without approval of India’s regulatory bodies, we may be unable to ultimately acquire a majority interest in MMPL or merge the two companies.

MMPL has made a formal application to India’s Foreign Investment Promotions Board ("FIPB") to approve a direct investment by Calpian in MMPL.  In the meantime, and in an effort to limit our investment in DPPL to a level certain not to require an accounting consolidation with Calpian of both DPPL and MMPL, we have accepted a temporary dilution of our ownership stake in DPPL.

On July 24, 2013, the Board of Directors of DPPL ratified a July 1 grant of an executive bonus to Shashank Joshi, DPPL's Managing Director and a member of Calpian’s Board of Directors, in the amount of approximately $34,000 with the understanding that he would use the funds to purchase additional shares of DPPL sufficient to dilute our ownership below 50% in order to eliminate the potential consolidation of DPPL and MMPL in Calpian's future financial statements.  As a consequence of this dilution, a consolidation of DPPL and MMPL in Calpian's financial statements is neither required nor presented herein.  Even after taking this reduction in our equity ownership while we wait for a formal response from the FIPB, we can offer no assurances that we will obtain the necessary approval of the FIPB or that DPPL or MMPL will not have to restructure their operations in order to alleviate any concerns which may be raised by the FIPB, and any restructuring of operations may not be in the best interests of the Company or its shareholders.

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

THREE AND SIX MONTHS ENDED JUNE 30,  2013 COMPARED TO 2012

The significant increases in 2013 second quarter revenues, gross profit, and general and administrative expenses are largely attributable to CCI’s operations which commenced on March 15, 2013.    Interest and financing costs for the second quarter and first six months of 2013 were $0.7 and $1.2 million, respectively, with almost the same amounts being incurred in the comparable periods of 2012.  We recognized $0.6 and $1.1 million in losses from our equity investment in the three- and six-month periods of 2013, respectively, while $0.2 million was recognized in 2012 following our March 2012 initial investment.  We had net losses of $1.8 million, $0.07 per share, in the second quarter of 2013 compared to $0.7 million, or $0.03 per share, in the same 2012 period.  For the six months ended June 30, 2013, our net loss was  $3.0 million, or $0.12 per share, and for the six months ended June 30, 2012, our net loss was $1.6 million, or $0.08 per share.  The results for our two business segments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Calpian, Inc.	$ 817,774	$ 892,785	$ 1,635,765	$ 1,763,149
Calpian Commerce, Inc.	5,808,483	-	6,766,306	-
	$ 6,626,257	$ 892,785	$ 8,402,071	$ 1,763,149

Gross profit:
Calpian, Inc.	$ 503,805	$ 693,205	$ 1,047,580	$ 1,124,605
Calpian Commerce, Inc.	1,463,887	-	1,676,411	-
	$ 1,967,692	$ 693,205	$ 2,723,991	$ 1,124,605

General and administrative expenses:
Calpian, Inc.	$ 1,323,766	$ 580,442	$ 2,243,399	$ 1,281,376
Calpian Commerce, Inc.	1,082,735	-	1,217,489	-
	$ 2,406,501	$ 580,442	$ 3,460,888	$ 1,281,376

CLPI’s revenues in 2013 were lower than in 2012 due to normal portfolio attrition.    Gross profits were 62% of CLPI’s revenues in the 2013 quarter and 64% in the 2013 and 2012 six-month periods.  Because of  lower than expected revenues in the first quarter of 2012, residual portfolio amortization was adjusted in each of the first two quarters resulting in a second quarter gross profit percentage of 78%.  CCI’s profit margins are lower compared to CLPI’s as CCI incurs interchange fees and processing and servicing costs not associated with the portfolios purchased by CLPI.

CLPI’s accrual of the $386 thousand offer to settle in mediation the litigation referred to in Note 8 of the notes to our financial statements in Part I, Item 1 of this Report is the major cause of the increase in its general and administrative expenses (“G&A”) in the 2013 second quarter and first six months over the same periods in 2012.  Other CLPI second quarter and first six month G&A increases included (in thousands):  $178 and $212, respectively, in management equity awards, independent contractor compensation due to greater utilization of consultants as the complexity of our operations has increased, and employee compensation; $47 and $132, respectively, of costs incurred seeking additional equity and debt financing;  $52 and $94, respectively, for additional legal services largely associated with the previously referred to litigation;  and, $33 and $73, respectively, related to additional advertising expense.  Expenses in connection with our equity investment were $65 thousand more in the first six months of 2012 when we were negotiating the investment agreement.

CCI’s most significant G&A expenses in the three months ended June 30, 2013, were $595 thousand in employee compensation and $188 thousand in connection with an interim services agreement with an affiliate of the predecessor company which expired in July 2013, but is being extended month-to-month on a limited basis.

Deferred financing cost amortization declined significantly when we refinanced our senior debt facility in November 2012 and expensed the remaining $526 thousand associated with the old facility.  Also, the financing costs incurred in connection with the new facility are being amortized over 43 months compared to 24 months under the old facility.  In  mid-2012 the maturity dates of the subordinated notes payable were extended resulting in a longer time period and lower monthly amortization.  More interest expense was incurred in 2013 due to additional senior note and subordinated  debt borrowings.

We have been increasing  our March 2012 initial equity investment interest in DPPL in a step acquisition of its share capital, and we are recognizing its losses and the effects of foreign currency exchange rate changes in our financial statements in proportion to our increasing ownership percentages.    However, we have accepted a temporary dilution of our ownership stake in DPPL for the reasons and as described in Note 13 of the notes to our financial statements in Part I, Item 1 of this Report.  As a result of completing the fair value appraisal of the assets and liabilities of DPPL and MMPL in March 2013, we have retrospectively adjusted our financial statements for each of the three quarters ended December 31, 2012, as described in Note 1  of the notes to our financial statements to account for the differences between their appraised fair values and our preliminary estimates.

Due to net losses, we had no current federal tax provision in either 2013 or 2012 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income taxes are assessments not offset by operating losses.  In the second quarter of 2013, we wrote off the $385,388 deferred tax asset,  and related valuation allowance, which exceeded the tax benefit from the exercise of a warrant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by consolidated operating activities in the six months ended June 30,  2013, amounted to $440 thousand with $696 thousand being contributed by CCI since it commenced operations on March 15, 2013, and $256 thousand being used by CLPI in the six-month period.  The $10.2 million borrowing under the senior credit facility in 2013 financed loan costs and our $9.75 million business acquisition which included $250 thousand in unrestricted cash that was included in the assets transferred to CCI.    The $1.3 million balance remaining at June 30, 2013, under the $14.5 million facility is restricted to the acquisition of additional credit card residuals in the U.S.    Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings in 2013 totaled $3.5 million,  of which $3.0 million was used to increase our equity investment in DPPL with the balance used in operations.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of June 30, 2013, were ineffective stemming from the following:

•	Failure to provide timely communications regarding verbal modification of the agreement which is the source of most of DPPL’s revenue;
•

Failure to timely report the entrance into a  contractual arrangement to the officer responsible for assessing the need for public disclosure and determining the proper accounting treatment of transactions;

•	Failure to control the review and issuance process of a press release made by the its employees; and
•	Failure to consistently enforce oversight procedures and guidelines to assure compliance with corporate formalities and governance practices in India.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

With the March 2013 business acquisition, our subsidiary, CCI, employed a staff of seven accounting professionals and support staff.  Though initially dedicated solely to the operations of CCI, we have begun to transition certain corporate accounting functions to the CCI staff in an effort to improve corporate-wide internal controls.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are not currently providing the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives.  The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error.  A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs.  Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake.  Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

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

ITEM 1A    RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A, Risk Factors in our 2012 Annual Report on Form 10-K which could materially and adversely affect our business, financial condition, and results of operations.  There have been no significant changes in those risk factors except for the following additional factors.

Though the Company has a contractual right to do so, due to regulatory restrictions in India, we may be unable to acquire an expected 74% equity interest in MMPL.

Our equity investee, DPPL, working through an exclusive arrangement with MMPL, offers the Money-on-Mobile service in India.  This bifurcated structure initially arose because MMPL, due to its custody and management of consumer funds, is licensed and regulated by the Reserve Bank of India ("RBI"), and it was unclear as to whether Calpian would be permitted under the then-existing regulations to invest directly in MMPL.

We continue to have the contractual right to acquire a 74% equity ownership of both DPPL and MMPL (either separately or as a merged entity) subject to approval by the Indian authorities.

MMPL has made a formal application to India's Foreign Investment Promotions Board ("FIPB") to approve a direct investment by Calpian in MMPL.  Without approval of India's regulatory bodies, we may be unable to ultimately acquire a majority interest in MMPL or merge the two companies.

Disclosure controls are no longer effective.

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of June 30, 2013, were not effective as further described in Part 1, Item 4 of this Quarterly Report.

ITEM  2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period covered by this report, the Company completed additional closings of its private placement of equity pursuant to which it sold 600,000 shares of its common stock at a price of $1.50 per share resulting in gross proceeds to the Company of $900,000, all of which was invested in DPPL.  During the same period, the Company:

•	Sold in connection with the sale of common stock five-year warrants to purchase up to 600,000 shares of its common stock at an exercise price of $3.00 per share resulting in proceeds of $300,000;
•	Sold $300,000 in secured subordinated convertible promissory notes automatically convertible at $2.00 per share into 150,000 shares of its common stock approximately one year from the issuance date;
•	Issued 208,800 shares of its common stock in connection with the conversion of $300,000 of subordinated debt;
•	Issued 391,920 shares of its common stock in connection with the cashless exercise of warrants for 804,467 shares;
•	Issued 18,100 shares of its common stock to employees of its equity investee, Digital Payments Processing Limited; and
•	Issued in connection with the financial consulting services five-year warrants to purchase up to 60,000 shares of its common stock at $1.85 per share.

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

ITEM 6       EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2013
CALPIAN, INC.
(Registrant)

August 14, 2013	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.