Form 10-Q
period 2013-09-30
Calpian, Inc.
filed 2013-11-14
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 28,213,835.

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

PART  I

ITEM 1 - FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
		Adjusted -
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 862,397	$ 314,309
Accounts receivable	56,667	35,461
Restricted cash	302,994	270,000
Other current assets	1,250,004	70,298
Total current assets	2,472,062	690,068

Fixed Assets	409,440	-

Other Assets
Residual portfolios	12,424,827	5,253,592
Equity investment	8,942,260	6,854,004
Deferred financing costs	973,252	244,902
Intangible assets, at cost	39,115	10,000
Total other assets	22,379,454	12,362,498
Total assets	$ 25,260,956	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 334,441	$ 51,225
Accrued expenses	855,773	60,565
Interest payable	198,120	39,617
Notes payable	60,688	7,570
Deferred compensation of officers, directors, and executives	100,000	125,000
Accrued expenses payable to officers, directors, and affiliates	636,613	395,001
Total current liabilities	2,185,635	678,978

Other Liabilities
Senior notes payable	13,170,000	3,000,000
Subordinated notes payable	4,800,000	3,300,000
Convertible subordinated notes	500,000	850,000
Discount on subordinated notes	(261,099)	(368,262)
Total other liabilities	18,208,901	6,781,738

Commitments And Contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,	-	-
28,213,835 and 23,898,306 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	28,214	23,898
Additional paid-in capital	20,718,999	13,703,153
Accumulated deficit	(13,192,436)	(7,980,212)
Other comprehensive loss	(2,688,357)	(154,989)
Total shareholders' equity	4,866,420	5,591,850
Total liabilities and shareholders' equity	$ 25,260,956	$ 13,052,566

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Adjusted -		Adjusted -
Revenues		Note 1		Note 1
Residual portfolios	$ 4,967,497	$ 859,678	$ 11,714,601	$ 2,622,827
Processing fees	1,061,023	-	2,042,499	-
Other	232,387	-	905,878	-
	6,260,907	859,678	14,662,978	2,622,827
Cost of revenues
Residual portfolio amortization	673,668	268,229	1,657,160	850,312
Interchange fees	2,707,118	-	5,717,298	-
Processing and servicing	1,520,755	22,500	3,142,948	66,450
Other	55,793	3,827	118,008	16,338
Total cost of revenues	4,957,334	294,556	10,635,414	933,100
Gross profit	1,303,573	565,122	4,027,564	1,689,727

General and administrative expenses	2,074,973	564,784	5,535,861	1,846,160
Operating (loss) income	(771,400)	338	(1,508,297)	(156,433)

Other expenses
Interest	596,317	208,100	1,516,313	588,909
Amortization of discount on subordinated notes	114,831	81,564	269,663	423,672
Amortization of deferred financing costs	54,021	288,298	131,650	855,869
Total other expenses	765,169	577,962	1,917,626	1,868,450
Loss before items below	(1,536,569)	(577,624)	(3,425,923)	(2,024,883)
Income taxes (over provision)	560	-	560	(16,139)
Equity investment loss	722,310	164,957	1,785,741	319,137
Net loss	(2,259,439)	(742,581)	(5,212,224)	(2,327,881)
Other comprehensive loss:
Currency translation adjustments	(913,848)	651,328	(2,533,368)	331,355
Total comprehensive loss	$ (3,173,287)	$ (91,253)	$ (7,745,592)	$ (1,996,526)

Net loss per share, basic and diluted	$ (0.08)	$ (0.03)	$ (0.20)	$ (0.11)
Weighted average number of shares
outstanding, basic and diluted	27,807,741	22,817,111	25,818,568	20,782,475

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$ (5,212,224)	$ (2,327,881)

Adjustments to reconcile net loss to cash provided by operating activities:
Equity investment loss	1,785,741	319,137
Deferred financing cost amortization	131,650	855,869
Residual portfolio amortization	1,657,160	850,312
Subordinated note discount amortization	269,663	423,672
Deferred consulting fee amortization	246,149	13,125
Depreciation	64,633	-
Management equity awards	121,650	10,510
Equity awards issued for services	3,080	-
Changes in operating assets and liabilities:
Accounts receivable	(21,206)	(26,263)
Restricted cash	273,973	397,000
Other assets	(374,715)	16,950
Deferred compensation of officers, directors, and executives	(25,000)	(235,000)
Accrued expenses payable to officers, directors, and affiliates	241,613	122,692
Accounts payable	282,783	52,145
Accrued expenses	738,240	(18,001)
Interest payable	158,503	43,500
Net cash provided by operating activities	341,693	497,767

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(9,500,000)	-
Equity investment	(4,549,000)	(3,210,000)
Residual portfolios	-	(492,000)
Purchases of fixed assets	(139,743)	-
Proceeds from sale of fixed assets	21,306	-
Net cash used in investing activities	(14,167,437)	(3,702,000)

FINANCING ACTIVITIES
Senior note proceeds	10,170,000	-
Subordinated notes	1,950,000	750,000
Common stock and warrants	2,860,001	2,580,000
Payments on note payable	(71,169)	(22,157)
Deferred financing costs	(535,000)	(38,966)
Net cash provided by financing activities	14,373,832	3,268,877

Increase in cash and equivalents	548,088	64,644
Cash and equivalents, beginning of year	314,309	367,661
Cash and equivalents, end of period	$ 862,397	$ 432,305

SUPPLEMENTAL INFORMATION
Interest paid	$ 1,357,810	$ 545,409
Income taxes paid	-	-
Noncash transactions:
Common stock for equity investment	1,846,155	3,646,155
Common stock for equity awards and services	832,775	105,000
Common stock for residual portfolios	-	70,997
Financing transaction warrants	540,541	-
Subordinated debt conversion to common stock	850,700	-
Notes payable for insurance premiums	124,287	33,383

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Additional
	Common Stock			Paid-In	Accumulated
	Shares		Amount	Capital	Deficit	Other	Total

Balance, December 31, 2012
Previously reported	23,898,306		$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773
Equity investment retrospective
adjustment - Note 1	-		-	-	43,794	(145,717)	(101,923)
As adjusted	23,898,306		23,898	13,703,153	(7,980,212)	(154,989)	5,591,850

Equity investment	1,230,770		1,231	1,844,924	-	-	1,846,155
Acquisition of residual portfolios	10,941		11	14,869	-	-	14,880
Common stock issued	1,696,664		1,697	1,840,387	-	-	1,842,084
Subordinated debt conversion	567,134		567	850,133	-	-	850,700
Financing transaction warrants	-	-	-	1,612,483	-	-	1,612,483
Warrants exercised	391,920		392	(392)	-	-	-
Equity awards	18,100		18	133,842	-	-	133,860
Common stock issued for services	400,000		400	719,600	-	-	720,000
Net loss	-	-	-	-	(5,212,224)	-	(5,212,224)
Currency translation adjustments	-	-	-	-	-	(2,533,368)	(2,533,368)

Balance, September 30, 2013	28,213,835		$ 28,214	$ 20,718,999	$ (13,192,436)	$ (2,688,357)	$ 4,866,420

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

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to the point in time when a portfolio’s cash flows become nominal.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on  consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments.  Each residual portfolio is amortized based on the future cash flows expected to be derived.  Quarterly, we reevaluate our cash flow estimates and prospectively adjust future amortization.

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

Revenue Recognition

The Company recognizes residual portfolio revenue based on actual cash receipts.  In the first nine months of 2013, approximately 74% of consolidated revenues were attributable to merchant customer transactions processed by three third-party vendors.

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

The revenues and earnings of the acquired net assets included in our financial statements and the pro forma amounts as if their acquisition had been included as of January 1, 2012, are as follows:

		Earnings
	Revenue	(Loss)
Included in financial statements from
July 1, 2013 through September 30, 2013	$ 5,534,962	$ (639,480)
March 15, 2013 through September 30, 2013	12,301,268	(578,369)

Pro forma for the three months ended:
September 30, 2013 - Loss per share $0.08	6,261,000	(2,259,000)
Pro forma for the nine months ended:
September 30, 2013 - Loss per share $0.2	19,565,000	(5,133,000)
September 30, 2012 - Loss per share $0.03	24,640,000	(658,000)

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

The investment agreement provides for acquiring an equity interest of approximately 74% (subject to temporary dilution as described below) of DPPL for $9.7 million to be paid in tranches through January 2014 together with the issuance of a cumulative 6.1 million shares of our common stock.

DPPL, working through an exclusive arrangement with MMPL, offers the Money-on-Mobile service in India.  This bifurcated structure initially arose because MMPL, due to its custody and management of consumer funds, is licensed and regulated by the Reserve Bank of India ("RBI"), and it was unclear as to whether Calpian would be permitted under the then-existing regulations to invest directly in MMPL.  The Company continues to have the contractual right to acquire a 74% equity ownership of both DPPL and MMPL (either separately or as a merged entity) subject to approval by the Indian authorities.  Without approval of India’s regulatory bodies, the Company may be unable to ultimately acquire a majority interest in MMPL or merge the two companies.  MMPL has made a formal application to India’s Foreign Investment Promotions Board ("FIPB") to approve a direct investment by Calpian in MMPL.  In the meantime, and in an effort to limit the Company’s investment in DPPL to a level certain not to require an accounting consolidation with Calpian of both DPPL and MMPL, the Company has accepted a temporary dilution of its ownership stake in DPPL.  On July 24, 2013, the Board of Directors of DPPL ratified a July 1 grant of an executive bonus to Shashank Joshi, DPPL's Managing Director and a member of Calpian’s Board of Directors, in the amount of approximately $34,000 with the understanding that he would use the funds to purchase additional shares of DPPL sufficient to dilute our ownership below 50% in order to eliminate the potential consolidation of DPPL and MMPL in Calpian's future financial statements.  As a consequence of this dilution, a consolidation of DPPL and MMPL in Calpian's financial statements is neither required nor presented herein.  Even after taking this reduction in our equity ownership while we wait for a formal response from the FIPB, we can offer no assurances that we will obtain the necessary approval of the FIPB or that DPPL or MMPL will not have to restructure their operations in order to alleviate any concerns which may be raised by the FIPB, and any restructuring of operations may not be in the best interests of the Company or its shareholders.

As of September 30, 2013, we owned 45% of DPPL and had invested $8.7 million, issued 3.7 million shares of our stock valued at $5.5 million, recognized cumulative equity investment and currency translation losses  $3.6 million for a net carrying value of our 65% economic interest in DPPL as summarized below.  The difference between the 45% and 65% interests represents advances made by the Company that have not yet been certificated by DPPL.  The presentation of DPPL and MMPL financial information in accordance with U.S. generally accepted accounting principles does not necessarily reflect the legal ownership of the two entities.

Proportionate share of shareholders' equity	$ 17,865,599
Excess of proportionate share of shareholders'
equity over investment	(8,923,339)
Carrying value of investment	$ 8,942,260

The combined balance sheets of DPPL and MMPL and their results of operations based on the March 2012 fair values of their assets and liabilities using assumptions about observable and unobservable marketplace factors we believe unrelated market participants would use are summarized as follows:

September 30,
2003
Current assets	$ 3,146,720
Long-term assets	2,244,857
Goodwill	26,617,433
Current liabilities	(1,179,319)
Long-term liabilities	(46,236)
Preferred shares	(4,171,015)
Noncontrolling interests	(25,320)
Net assets attributable to shareholders	$ 26,587,120

	Nine Months Ended
	September 30,
	2013	2012
Revenue	$ 79,739,325	$ 39,136,293
Gross profit	440,673	54,863
Expenses	2,389,366	887,537
Net loss	(1,926,080)	(411,623)

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

The $1.3 million balance available at September 30, 2013, under the facility is restricted to the acquisition of additional credit card residuals in the U.S.; provided, the outstanding loan balance after the acquisition will not exceed 16 times the expected monthly gross cash flow as measured immediately following the acquisition.  Interest only is payable through August 2014.  Thereafter, principal is payable at a monthly level rate to fully amortize the loan by its September 2016 maturity date.  The loan has an interest rate of 13.2% per year payable monthly in arrears, a prepayment penalty beginning at 4% and declining to 0% in February 2014, and facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.  Deferred loan costs include the warrant’s fair value that will be expensed when, and if, it becomes exercisable (Note 7).  Other loan fees are being amortized over the loan term.

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

In 2013, notes for $1.5 million were issued with warrants for up to 140,000 shares of stock having a fair value of  $87,800.  In the first nine months of 2013 and 2012, interest expense was $410,167 and $263,550, respectively, and amortization totaled $131,855 and $423,672, respectively.

Convertible Subordinated Notes

Unless prepaid, the convertible notes automatically convert at $1.50 per share into 283,332 shares of our common stock between December 2013 and July 2014.  In 2013, notes for $450,000  were issued, with warrants for up to 40,000 shares of stock having a fair value of $24,000, and notes for $800,000 were converted into 533,334 shares of common stock.  In connection with the conversion, we issued an additional 33,800 shares of stock having a $50,700 fair value based on publically-quoted market prices and expensed $42,408 of the fair value of warrants previously deferred.  The remaining $24,000 fair value of warrants for up to 40,000 shares of our common stock granted in connection with certain of the notes is being amortized to the conversion dates resulting in an overall effective annual interest rate of 13.2%.  In 2013, interest expense was $73,433 and amortization totaled $44,700,  respectively.

Notes Payable

We have financed insurance premiums with promissory notes bearing interest at rates between 6.0% and 7.0% per annum payable in monthly installments over periods of less than one year.

7 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, warrants to acquire 100,000 shares of our common stock and 283,332 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Stock

Our Board of Directors may designate shares of preferred stock to be issued in one or more series and with such designations, rights, preferences, and restrictions as specified in the requisite resolution(s) without shareholder approval.  If preferred stock is issued and the Company is subsequently liquidated or dissolved, the preferred stock holders may have preferential rights to a liquidating distribution.    As further described in Note 13 – Subsequent Events, on October 3, 2013, the Company issued 500,000 shares of newly created Series B Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 650,000 Series B Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 500,000 Series B Preferred Stock were $500,000.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 6,352,757 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial advisory, international acquisition advisory, and public relations services.  In 2013, 1,696,665 shares were sold in private placements for $2,860,000, including the $1,496,549 fair value of 1,596,666 warrants as part of unit subscriptions, 391,920 shares were issued in the cashless exercise of 804,467 warrants, equity awards totaling 400,000 shares for consulting and other services having a total fair value of $720,000, and equity awards totaling 18,100 shares to certain DPPL employees having a $27,150 fair.  The fair value of equity awards were based on prices received in private placement sales of our stock.

Warrants

Outstanding warrants for 4,069,425 shares of our common stock with exercise prices ranging from $1.00 to $3.00 per share ($1.83 weighted average) expire as follows: 2015 – 617,501; 2016 – 500,000; 2017 – 527,925; 2018 – 2,423,999.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.  Warrants for 147,333 shares having a total fair value of $157,767  were issued in 2013 for financial consulting services.

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

Stock Options

Immediately exercisable stock options for 500,000 shares of our common stock ($408,916 fair value) were awarded in 2013.    Exercisable options with a weighted-average exercise price of $2.00 per share for 400,000 shares and $1.78 for 900,000 shares were outstanding at December 31, 2012 and September 30, 2013, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Because the fair value of the underlying stock was less than the exercise price at September 30, 2013, the options had no intrinsic value.  At September 30, 2013, the weighted-average remaining contractual term was 9.1 years; however, if services are earlier terminated, 700,000 options become void 90 days after termination.

8 - LITIGATION

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleged that damages continued to grow, but would not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors, and substantial shareholders of Calpian, and both are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.

On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  This final settlement agreement amount has been accrued for as of September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Calpian, Inc.	$ 725,945	$ 859,678	$ 2,361,710	$ 2,622,827
Calpian Commerce, Inc.	5,534,962	-	12,301,268	-
	$ 6,260,907	$ 859,678	$ 14,662,978	$ 2,622,827
Operating profit (loss):
Calpian, Inc.	$ (469,136)	$ 338	$ (1,664,955)	$ (156,433)
Calpian Commerce, Inc.	(302,824)	-	156,098	-
	(771,400)	338	(1,508,297)	(156,433)
Financing costs	(765,169)	(577,962)	(1,917,626)	(1,868,450)
Loss before income taxes and equity investment loss	$ (1,536,569)	$ (577,624)	$ (3,425,923)	$ (2,024,883)

	September 30,	December 31,
	2013	2012
Total assets:
Calpian, Inc.	$ 15,441,433	$ 13,052,566
Calpian Commerce, Inc.	9,819,523	-
	$ 25,260,956	$ 13,052,566

10 - INCOME TAXES

Our $8.3 million federal income tax net operating loss carryover expires over the period from 2026 through 2033.  Our federal and state income tax returns are no longer subject to examination for years before 2008.  We have taken no tax positions that, more likely than not, may not be realized.    In 2013, we wrote off the $385,388 deferred tax asset, and related valuation allowance, which exceeded the tax benefit from the exercise of a warrant.

Significant components of our income tax provisions were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current state (over provision)	$ -	$ -	$ -	$ (16,139)
Deferred federal	(882,053)	(191,763)	(1,513,273)	(667,553)
Deferred tax asset write off	-	-	385,388	-
Valuation allowance	882,613	191,763	1,128,445	667,553
	$ 560	$ -	$ 560	$ (16,139)

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss before income taxes	$ (884,191)	$ (196,390)	$ (1,526,571)	$ (688,460)
Deferred tax asset write off	-	-	385,388	-
Deferred tax valuation allowance	882,613	191,763	1,128,445	667,553
Permanent items	17,693	4,627	17,693	15,417
State tax net of federal tax benefit	(15,555)	-	(4,395)	(10,649)
	$ 560	$ -	$ 560	$ (16,139)

11 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At September 30, 2013 and 2012, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share were:

	2013	2012
Warrants (weighted-average purchase price per share: 2013 - $1.83; 2012 - $1.18)	4,069,425	2,287,393
Stock options (weighted-average exercise price per share: 2013 - $1.78; 2012 - $2.00)	900,000	400,000
Convertible subordinated notes	283,332	-

12  - RELATED PARTIES

Support Services And Advances

ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At the most recent balance sheet date, unpaid expenses of $85,699 incurred in 2010 and reimbursement for subsequent payments by ART on our behalf totaled $159,623.

Management Advisory Agreement

We  have a management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month through December 2013.  The agreement continues month-to-month beyond that date and is thereafter terminable by either party with 30 days notice.  At the most recent balance sheet date, amounts payable to CMCP totaled $319,000 which is expected to be paid as available cash flow permits.

Affiliates’ Deferred Compensation

At the most recent balance sheet date, officers’, directors’, and other affiliates’ compensation deferred in 2010 remaining unpaid totaled $100,000.

13 – SUBSEQUENT EVENTS

On October 3, 2013, the Company issued 500,000 shares of newly created Series B Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 650,000 Series B Preferred Stock (the “Subscription Agreement”) entered into with an accredited investor (the “Investor”). The gross proceeds from the sale of 500,000 Series B Preferred Stock were $500,000.

The Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) was filed with the Secretary of State of the State of Texas on October 3, 2013. Each share of Series B Preferred Stock has a stated value of $1.00 (“Stated Value”) and is entitled to receive a dividend of 18% per annum of its Stated Value, calculated on a simple interest basis and which dividend is payable in shares of Series B Preferred Stock (“Dividend Shares”). At the option of its holder, each share of Series B Preferred Stock and any accrued Dividend Shares are convertible, within 30 days after the closing of any private or public offering of equity or debt securities of the Company (a “Financing Event”), into the securities offered in and at a 5% discount to the offering price of such Financing Event. In addition, in the event the Company completes a sale of equity securities in aggregate gross proceeds of $3,000,000, the holders of Series B Preferred Stock must either (i) request the Company to redeem for cash all shares of Series B Preferred Stock plus accrued Dividend Shares in an amount equal to the Stated Value of all such Series B Preferred Stock and Dividend Shares; or (ii) convert all outstanding shares of Series B Preferred Stock plus accrued Dividend Shares into securities offered in the most recent Financing Event determined by dividing the Stated Value by a conversion price equal to 95% of the offering price in such Financing Event.

On December 31, 2016 (the “Mandatory Conversion/Redemption Date”), unless otherwise converted or redeemed, the holders of all outstanding shares of Series B Preferred Stock plus accrued Dividend Shares must either (i) request the Company to redeem for cash all shares of Series B Preferred Stock plus accrued Dividend Shares in an amount equal to the Stated Value of all such Series B Preferred Stock and Dividend Shares; or (ii) accept the automatic conversion of all shares of Series B Preferred Stock plus accrued Dividend Shares into such number of shares of Common Stock determined by dividing the Stated Value of such shares by $1.50 (the “Mandatory Conversion Price”).

The holders of the Series B Preferred Stock are entitled to vote on all matters on which the holders of the Common Stock have a right to vote. Each holder of Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which their shares of Series B Preferred Stock could be converted at the Mandatory Conversion Price.

The Series B Preferred Stock were sold pursuant to the Subscription Agreement entered into between the Company and the Investor. The Subscription Agreement contains customary terms and conditions including, among other things, representations and warranties by the Company and the Investor, closing deliveries and indemnification.

In connection with the private placement, the Company issued 500,000 shares of Series B Preferred Stock for aggregate gross consideration of $500,000. In the event the Investor holds the 5000,000 shares of Series B Preferred Stock until the Mandatory Conversion/Redemption Date, a total of 333,334 shares of Common Stock are issuable upon the conversion of such shares at the Mandatory Conversion Price, excluding Common Stock issuable upon the conversion of any accrued Dividend Shares.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO 2012

The significant increases in 2013 third quarter revenues, gross profit, and general and administrative expenses are largely attributable to CCI’s operations which commenced on March 15, 2013.  Interest and financing costs for the third quarter and first nine months of 2013 were $0.8 and $1.9 million, respectively.  We recognized $0.7 and $1.8 million in losses from our equity investment in the three- and nine-month periods of 2013, respectively, while $0.2 million was recognized in 2012 following our March 2012 initial investment.  We had net losses of $2.3 million, $0.08 per share, in the third quarter of 2013 compared to $0.7 million, or $0.03 per share, in the same 2012 period.  For the nine months ended September 30, 2013, our net loss was $5.2 million, or $0.20 per share, and for the nine months ended September 30, 2012, our net loss was $2.3 million, or $0.11 per share.  The results for our two business segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Calpian, Inc.	$ 725,945	$ 859,678	$ 2,361,710	$ 2,622,827
Calpian Commerce, Inc.	5,534,962	-	12,301,268	-
	$ 6,260,907	$ 859,678	$ 14,662,978	$ 2,622,827

Gross profit:
Calpian, Inc.	$ 451,341	$ 565,122	$ 1,498,921	$ 1,689,727
Calpian Commerce, Inc.	852,232	-	2,528,643	-
	$ 1,303,573	$ 565,122	$ 4,027,564	$ 1,689,727

General and administrative expenses:
Calpian, Inc.	$ 920,477	$ 564,784	$ 3,163,876	$ 1,846,160
Calpian Commerce, Inc.	1,155,056	-	2,372,545	-
	$ 2,075,533	$ 564,784	$ 5,536,421	$ 1,846,160

CLPI’s revenues in 2013 were lower than in 2012 due to normal portfolio attrition.  Gross profits were 62% of CLPI’s revenues in the 2013 quarter and 64% in the 2013 and 2012 nine-month periods.  CCI’s profit margins are lower compared to CLPI’s as CCI incurs interchange fees and processing and servicing costs not associated with the portfolios purchased by CLPI.

During the second quarter of 2013, CLPI accrued $386 thousand offer to settle in mediation litigation referred to in Note 8 of the notes to our financial statements in Part I, Item 1 of this Report.  The Company reached a final settlement agreement of a lesser amount ($250 thousand) and adjusted its accrual as of September 30, 2013.  This $250 thousand accrual is the major cause of the increase in its general and administrative expenses (“G&A”) in the first nine months over the same periods in 2012.  Other CLPI third quarter and first nine month G&A increases included (in thousands): $160 and $284, respectively, in management equity awards, independent contractor compensation due to greater utilization of consultants as the complexity of our operations has increased, and employee compensation; $312 thousand and $444 thousand, respectively, of costs incurred seeking additional equity and debt financing; $30 and $124, respectively, for additional legal services largely associated with the previously referred to litigation; and,  $26 and $99, respectively, related to additional advertising expense.  Expenses in connection with our equity investment were $166 thousand more in the first nine months of 2012 when we were negotiating the investment agreement.

CCI’s most significant G&A expenses in the three months ended September 30, 2013, were $666 thousand in employee compensation and $31 thousand in connection with an interim services agreement with an affiliate of the predecessor company which expired in July 2013, but is being extended month-to-month on a limited basis.

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

Due to net losses, we had no current federal tax provision in either 2013 or 2012 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income taxes are assessments not offset by operating losses.  In the second quarter of 2013, we wrote off the $385 thousand deferred tax asset, and related valuation allowance, which exceeded the tax benefit from the exercise of a warrant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by consolidated operating activities in the nine months ended September 30, 2013, amounted to $342 thousand with $696  thousand being contributed by CCI since it commenced operations on March 15, 2013, and $256 thousand being used by CLPI in the six-month period.  The $10.2 million borrowing under the senior credit facility in 2013 financed loan costs and our $9.75 million business acquisition which included $250 thousand in unrestricted cash that was included in the assets transferred to CCI.  The $1.3 million balance remaining at September 30, 2013, under the $14.5 million facility is restricted to the acquisition of additional credit card residuals in the U.S.  Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings in 2013 totaled $4.8 million, of which $4.6 million was used to increase our equity investment in DPPL with the balance used in operations.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended June 30, 2013, the Company put in place various internal procedures, systems, controls and checks and balances in order to avoid the recurrence of any events or circumstances that led to the conclusion that the Company’s disclosure controls and procedures were ineffective as of June 30, 2013.  Although the Company’s management believes that the corrective measures already put in place has improved, and those it continues to implement will improve, the design of the Company’s internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer believes it is necessary to evaluate the efficacy of the corrective measure at a date subsequent to September 30, 2013 before it can determine whether the improvements resulted in effective disclosure controls and procedures.  Accordingly, based upon an evaluation as of September 30, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were ineffective.

Changes In Internal Controls Over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

With the March 2013 business acquisition, our subsidiary, CCI, employed a staff of seven accounting professionals and support staff.  We have transitioned certain corporate accounting functions to the CCI staff in an effort to improve corporate-wide internal controls.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error or fraud.  A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs.  Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake.  Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

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

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of September 30, 2013, were not effective as further described in Part 1, Item 4 of this Quarterly Report.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended June 30, 2013, the Company put in place various internal procedures, controls and checks and balances in order to avoid the recurrence of any events or circumstances that may have led to the conclusion that the Company’s disclosure controls and procedures were ineffective.

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period covered by this report, the Company completed additional closings of its private placement of equity pursuant to which it sold 1,066,665 shares of its common stock at a price of $1.50 per share and 25,000 at a price of $2.00 resulting in gross proceeds to the Company of $1,625,000, all of which was invested in DPPL.  During the same period, the Company:

•

Sold in connection with the sale of common stock five-year warrants to purchase up to 666,666 shares of its common stock at an exercise price of $1.50 per share, 300,000 shares at an exercise price of $2.00 per share, and 12,500 shares at an exercise price of $3.00;

•	Issued 358,334 shares of its common stock in connection with the conversion of $500,000 of subordinated debt;
•	Issued in connection with a financial consulting services agreement 400,000 shares of its common stock and five-year warrants to purchase up to 83,333 shares of its common stock at $1.50 per share;
•	Issued in connection with a consulting services agreement five-year warrants to purchase up to 4,000 shares of its common stock at $1.50 per share; and
•	Issued in connection with a residual purchase agreement 10,941 shares of its common stock.

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

August 14, 2013
CALPIAN, INC.
(Registrant)

November 14, 2013	/s/ Scott S. Arey
Scott S. Arey
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.