Form 10-Q/A
period 2013-09-30
Calpian, Inc.
filed 2013-12-03
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Calpian, Inc. for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is solely to include various nonmaterial changes and specific nonmaterial changes to Note 4 to the Form 10-Q which were inadvertently omitted in the initial filing of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART  I

ITEM 1 - FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
		Adjusted -
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 862,397	$ 314,309
Accounts receivable	56,667	35,461
Restricted cash	302,994	270,000
Other current assets	1,250,004	70,298
Total current assets	2,472,062	690,068

Fixed Assets	409,440	-

Other Assets
Residual portfolios	12,424,827	5,253,592
Equity investment	8,942,260	6,854,004
Deferred financing costs	973,252	244,902
Intangible assets, at cost	39,115	10,000
Total other assets	22,379,454	12,362,498
Total assets	$ 25,260,956	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 334,441	$ 51,225
Accrued expenses	855,773	60,565
Interest payable	198,120	39,617
Notes payable	60,688	7,570
Deferred compensation of officers, directors, and executives	100,000	125,000
Accrued expenses payable to officers, directors, and affiliates	636,613	395,001
Total current liabilities	2,185,635	678,978

Other Liabilities
Senior notes payable	13,170,000	3,000,000
Subordinated notes payable	4,800,000	3,300,000
Convertible subordinated notes	500,000	850,000
Discount on subordinated notes	(261,099)	(368,262)
Total other liabilities	18,208,901	6,781,738

Commitments And Contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,	-	-
28,213,835 and 23,898,306 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	28,214	23,898
Additional paid-in capital	20,718,999	13,703,153
Accumulated deficit	(13,192,436)	(7,980,212)
Other comprehensive loss	(2,688,357)	(154,989)
Total shareholders' equity	4,866,420	5,591,850
Total liabilities and shareholders' equity	$ 25,260,956	$ 13,052,566

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Adjusted -		Adjusted -
Revenues		Note 1		Note 1
Residual portfolios	$ 4,967,497	$ 859,678	$ 11,714,601	$ 2,622,827
Processing fees	1,061,023	-	2,042,499	-
Other	232,387	-	905,878	-
	6,260,907	859,678	14,662,978	2,622,827
Cost of revenues
Residual portfolio amortization	673,668	268,229	1,657,160	850,312
Interchange fees	2,707,118	-	5,717,298	-
Processing and servicing	1,520,755	22,500	3,142,948	66,450
Other	55,793	3,827	118,008	16,338
Total cost of revenues	4,957,334	294,556	10,635,414	933,100
Gross profit	1,303,573	565,122	4,027,564	1,689,727

General and administrative expenses	2,075,533	564,784	5,536,421	1,846,160
Operating (loss) income	(771,960)	338	(1,508,857)	(156,433)

Other expenses
Interest	596,317	208,100	1,516,313	588,909
Amortization of discount on subordinated notes	114,831	81,564	269,663	423,672
Amortization of deferred financing costs	54,021	288,298	131,650	855,869
Total other expenses	765,169	577,962	1,917,626	1,868,450
Loss before items below	(1,537,129)	(577,624)	(3,426,483)	(2,024,883)
Income taxes (over provision)	-	-	-	(16,139)
Equity investment loss	722,310	164,957	1,785,741	319,137
Net loss	(2,259,439)	(742,581)	(5,212,224)	(2,327,881)
Other comprehensive loss:
Currency translation adjustments	(913,848)	651,328	(2,533,368)	331,355
Total comprehensive loss	$ (3,173,287)	$ (91,253)	$ (7,745,592)	$ (1,996,526)

Net loss per share, basic and diluted	$ (0.08)	$ (0.03)	$ (0.20)	$ (0.11)
Weighted average number of shares
outstanding, basic and diluted	27,807,741	22,817,111	25,818,568	20,782,475

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

CALPIAN, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Additional
	Common Stock			Paid-In	Accumulated
	Shares		Amount	Capital	Deficit	Other	Total

Balance, December 31, 2012
Previously reported	23,898,306		$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773
Equity investment retrospective
adjustment - Note 1	-		-	-	43,794	(145,717)	(101,923)
As adjusted	23,898,306		23,898	13,703,153	(7,980,212)	(154,989)	5,591,850

Equity investment	1,230,770		1,231	1,844,924	-	-	1,846,155
Acquisition of residual portfolios	10,941		11	14,869	-	-	14,880
Common stock issued	1,696,664		1,697	1,361,754	-	-	1,363,451
Subordinated debt conversion	567,134		567	850,133	-	-	850,700
Financing transaction warrants	-	-	-	2,091,116	-	-	2,091,116
Warrants exercised	391,920		392	(392)	-	-	-
Equity awards	18,100		18	133,842	-	-	133,860
Common stock issued for services	400,000		400	719,600	-	-	720,000
Net loss	-	-	-	-	(5,212,224)	-	(5,212,224)
Currency translation adjustments	-	-	-	-	-	(2,533,368)	(2,533,368)

Balance, September 30, 2013	28,213,835		$ 28,214	$ 20,718,999	$ (13,192,436)	$ (2,688,357)	$ 4,866,420

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

The following presents the preliminary estimated fair values of the net assets acquired pending obtaining an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash and restricted cash	$ 556,967
Current assets	37,287
Fixed assets	355,636
Residual portfolios	8,828,395
Intangibles	29,115
Liabilities	(57,400)
Net assets	$ 9,750,000

The residual portfolios are being amortized over 10 years.  The indefinite-lived intangible assets are not subject to amortization.

The revenues and earnings of the acquired net assets included in our financial statements and the pro forma amounts as if their acquisition had been included as of January 1, 2012, are as follows:

		Earnings
	Revenue	(Loss)
Included in financial statements from
July 1, 2013 through September 30, 2013	$ 5,534,962	$ (639,480)
March 15, 2013 through September 30, 2013	12,301,268	(578,369)

Pro forma for the three months ended:
September 30, 2013 - Loss per share $0.08	6,261,000	(2,259,000)
September 30, 2012 - Loss per share $0.01	7,822,000	(257,000)
Pro forma for the nine months ended:
September 30, 2013 - Loss per share $0.20	19,565,000	(5,133,000)
September 30, 2012 - Loss per share $0.03	24,640,000	(658,000)

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

As of September 30, 2013, we owned 45% of DPPL and had invested $8.7 million, issued 3.7 million shares of our stock valued at $5.5 million, recognized cumulative equity investment and currency translation losses of $5.2 million for a net carrying value of our 65% economic interest in DPPL as summarized below.  The difference between the 45% and 65% interests represents advances made by the Company that have not yet been certificated by DPPL.  The presentation of DPPL and MMPL financial information in accordance with U.S. generally accepted accounting principles does not necessarily reflect the legal ownership of the two entities.

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

The combined balance sheets of DPPL and MMPL and their results of operations based on the March 2012 fair values of their assets and liabilities using assumptions about observable and unobservable marketplace factors we believe unrelated market participants would use are summarized as follows:

September 30,
2013
Current assets	$ 3,146,720
Long-term assets	2,244,857
Goodwill	26,617,433
Current liabilities	(1,179,319)
Long-term liabilities	(46,236)
Preferred shares	(4,171,015)
Noncontrolling interests	(25,320)
Net assets attributable to shareholders	$ 26,587,120

	Nine Months Ended
	September 30,
	2013	2012
Revenue	$ 79,739,325	$ 50,582,854
Gross profit	440,673	429,551
Expenses	2,389,366	1,280,710
Net loss	(1,926,080)	(851,159)

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

Convertible Subordinated Notes

Unless prepaid, the convertible notes automatically convert at $1.50 per share into 283,332 shares of our common stock between December 2013 and July 2014.  In 2013, notes for $450,000  were issued, with warrants for up to 40,000 shares of stock having a fair value of $24,000, and notes for $800,000 were converted into 533,334 shares of common stock.  In connection with the conversion, we issued an additional 33,800 shares of stock having a $50,700 fair value based on publicly-quoted market prices and expensed $42,408 of the fair value of warrants previously deferred.  The remaining $24,000 fair value of warrants for up to 40,000 shares of our common stock granted in connection with certain of the notes is being amortized to the conversion dates resulting in an overall effective annual interest rate of 13.2%.  In 2013, interest expense was $73,433 and amortization totaled $44,700,  respectively.

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

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial advisory, international acquisition advisory, and public relations services.  In 2013, 1,696,665 shares were sold in private placements for $2,860,000, including the $1,496,549 fair value of 1,596,666 warrants as part of unit subscriptions, 391,920 shares were issued in the cashless exercise of 804,467 warrants, equity awards totaling 400,000 shares for consulting and other services having a total fair value of $720,000, and equity awards totaling 18,100 shares to certain DPPL employees having a $27,150 fair value.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Calpian, Inc.	$ 725,945	$ 859,678	$ 2,361,710	$ 2,622,827
Calpian Commerce, Inc.	5,534,962	-	12,301,268	-
	$ 6,260,907	$ 859,678	$ 14,662,978	$ 2,622,827
Operating profit (loss):
Calpian, Inc.	$ (469,136)	$ 338	$ (1,664,955)	$ (156,433)
Calpian Commerce, Inc.	(302,824)	-	156,098	-
	(771,960)	338	(1,508,857)	(156,433)
Financing costs	(765,169)	(577,962)	(1,917,626)	(1,868,450)
Loss before income taxes and equity investment loss	$ (1,537,129)	$ (577,624)	$ (3,426,483)	$ (2,024,883)

	September 30,	December 31,
	2013	2012
Total assets:
Calpian, Inc.	$ 15,441,433	$ 13,052,566
Calpian Commerce, Inc.	9,819,523	-
	$ 25,260,956	$ 13,052,566

10 - INCOME TAXES

Our $8.3 million federal income tax net operating loss carryover expires over the period from 2026 through 2033.  Our federal and state income tax returns are no longer subject to examination for years before 2009.  We have taken no tax positions that, more likely than not, may not be realized.    In 2013, we wrote off the $385,388 deferred tax asset, and related valuation allowance, which exceeded the tax benefit from the exercise of a warrant.

Significant components of our income tax provisions were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current state (over provision)	-	-	-	(16,139)
Deferred federal	(1,127,828)	(191,763)	(1,759,048)	(667,553)
Deferred tax asset write off	-	-	385,388	-
Valuation allowance	1,127,828	191,763	1,373,660	667,553
	$ -	$ -	$ -	$ (16,139)

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss before income taxes	$ (1,129,967)	$ (196,390)	$ (1,772,347)	$ (688,460)
Deferred tax asset write off	-	-	385,388	-
Deferred tax valuation allowance	1,127,828	191,763	1,373,660	667,553
Permanent items	17,694	4,627	17,694	15,417
State tax net of federal tax benefit	(15,555)	-	(4,395)	(10,649)
	$ -	$ -	$ -	$ (16,139)

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

In connection with the private placement, the Company issued 500,000 shares of Series B Preferred Stock for aggregate gross consideration of $500,000. In the event the Investor holds the 500,000 shares of Series B Preferred Stock until the Mandatory Conversion/Redemption Date, a total of 333,334 shares of Common Stock are issuable upon the conversion of such shares at the Mandatory Conversion Price, excluding Common Stock issuable upon the conversion of any accrued Dividend Shares.

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

During the second quarter of 2013, CLPI accrued $386 thousand offer to settle in mediation litigation referred to in Note 8 of the notes to our financial statements in Part I, Item 1 of this Report.  The Company reached a final settlement agreement of a lesser amount ($250 thousand) and adjusted its accrual as of September 30, 2013.  This $250 thousand accrual is the major cause of the increase in its general and administrative expenses (“G&A”) in the first nine months over the same periods in 2012.  Other CLPI third quarter and first nine month G&A increases included (in thousands): $160 and $284, respectively, in management equity awards, independent contractor compensation due to greater utilization of consultants as the complexity of our operations has increased, and employee compensation; $312 and $444, respectively, of costs incurred seeking additional equity and debt financing; $30 and $124, respectively, for additional legal services largely associated with the previously referred to litigation; and,  $26 and $99, respectively, related to additional advertising expense.  Expenses in connection with our equity investment were $166 thousand more in the first nine months of 2012 when we were negotiating the investment agreement.

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

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period covered by this report, the Company completed additional closings of its private placement of equity pursuant to which it sold 1,066,665 shares of its common stock at a price of $1.50 per share and 12,500 at a price of $2.00 resulting in gross proceeds to the Company of $1,625,000, all of which was invested in DPPL.  During the same period, the Company:

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

CALPIAN, INC.
(Registrant)

December 3, 2013	/s/ Scott S. Arey
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