Form 10-K
period 2013-12-31
Calpian, Inc.
filed 2014-03-31
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2013, was $27,200,619, computed as the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.  For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of March 27, 2014 was 37,481,935.

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

In March 2012, the Company began to acquire equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“MMPL”).  Both companies are organized under the laws of India and headquartered in Mumbai, India.  MMPL is a contractual variable interest entity of DPPL.  As of December 31, 2013, the Company has acquired 49.9% of the outstanding common stock of DPPL.  The Company and DPPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of DPPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“CCI”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million.

Business Overview

The Company operates into two business segments: acquisitions of residual cash flows through Calpian, Inc. and an independent sales organization with merchant servicing revenue streams through our recent acquisition of CCI.   Once the Company attains a majority ownership of our equity method investee, DPPL, Calpian will add a third business segments, electronic payment processing in India.

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

To inform the ISO community of our acquisition capabilities, we advertise in industry trade journals, including Transaction World Magazine having a March 2014 issue distribution of more than 16,000 copies.

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

•

On the ISO level, we compete with other ISOs and payment processors active in the highly competitive payment processing service industry by offering competitive processing rates to our ISO partners through our processing service providers to enable them to resell those services to merchants at competitive rates.  In addition, ISOs considering a transaction with us may decide to seek financing instead from providers of loans to ISOs including RBL Capital, SuperG funding, or commercial banks.

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

Calpian representatives Messrs. Montgomery and Arey are two of the four members of DPPL’s board of directors.  Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote.  Mr. Montgomery also is one of 6 members of MMPL’s board.  Mr. Shashank M. Joshi, a Calpian director, is a founder and managing director of both DPPL and MMPL.

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

India is the second largest mobile market in the world with about 400,000 telecom towers according to the “2011-12 Annual Report” of the Telecom Regulatory Authority of India.  According to the reports, as of March 31, 2012, India had 919.2 million cellular phone subscribers (64.8% urban – 35.2% rural), a year-over-year increase of 13.3%.

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

Money-on-Mobile Business Model

MMPL launched its MoM service in April 2011 and currently has more than 85 million unique phone number users in a network of more than 180,000 retailers spanning almost every consumer market sector, and it processed over $156 million in transactions in 2013.

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

CALPIAN COMMERCE, INC. – INDEPENDENT SALES ORGANIZATION

Our wholly owned subsidiary, Calpian Commerce, Inc. (“CCI”), provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

Employees

At December 31, 2013, Calpian and CCI employed 57 people.  During the year, we utilized independent consultants to assist with accounting, financial reporting, and administrative matters.  Our equity investee, DPPL, employed 382 full and part-time people.

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

ITEM 1ARISK FACTORS

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

Changes in credit card association or other network rules or standards could adversely affect the Company’s business.

 The Company and many of its customers are subject to card association and network rules that could subject the Company or its customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by the Company, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are the Company’s competitors, set the standards with respect to which the Company must comply. The Company’s status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit the Company’s ability to provide services to or through the Company’s customers, could have an adverse effect on the Company’s business, results of operations and financial condition.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could negatively impact our operations and expose us to protracted and costly litigation.

As part of our business, we operate a proprietary payment gateway that collects and stores certain cardholder data related to transactions processed through the gateway, including credit card and debit card numbers and cardholder addresses. We also maintain a database of similar cardholder data relating to specific transactions not processed through our proprietary gateway for purposes of processing such transactions and for fraud prevention and other internal processes.  In addition, we collect and store on our servers data about merchants and their principal owners, including names, addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records.  Although plans and procedures are in place to protect this sensitive data, we cannot be certain that our measures will be successful and will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. A security breach or other misuse of this data could harm our reputation and deter existing and prospective customers from using our products and services, increase our operating expenses in order to contain and remediate the breach, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship.

Although we generally require that our agreements with our sales agent and other service providers who may have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data by the sales agent or service providers. In addition, our agreements with financial institutions (as well as card association requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data.  The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately comply with these protective measures could result in fees, penalties, and/or protracted and costly litigation.

Our reputation could be damaged as a result of negative publicity.

We depend upon our reputation to compete for agents, merchants, and employees.  Unfavorable publicity can damage our reputation and negatively impact our economic performance.

We have been the subject of legal proceedings which could have had a material adverse effect on our business, financial condition or operating results.

We are not party to any unsettled legal proceedings other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

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

We have made strategic acquisitions and we intend to continue to make such acquisitions in accordance with our business plan.  Each acquisition involves a number of risks, including:

1.	the diversion of our management’s attention to the assimilation and ongoing assistance with the operations and personnel of the acquired business, which could strain management’s resources;
2.	the potential for our affiliated companies to grow rapidly and adversely affect our ability to assist our affiliated companies as intended;
3.	possible adverse effects on our results of operations and cash flows;
4.	possible inability by us to achieve our intended objective or goals of the acquisition;
5.	possible inability by acquisition to retain and maintain strategic vendors or contacts; and
6.	our inability to assist our affiliated companies as intended or to acquire and integrate businesses under our business plan could negatively impact our operations, financial results and cash flows.

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

Changes to existing laws or the passage of new laws could:

1.	create uncertainty in the marketplace that could reduce demand for our services;
2.	restrict or limit our ability to sell certain products and services to certain customers;
3.	limit our ability to collect and to use merchant and cardholder data;
4.	increase the cost of doing business as a result of litigation costs or increased operating costs; or
5.	in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Payment system operators like MMPL are subject to the Indian Payments and Settlement Systems Act 2007 and operate under the authority and board oversight of the Reserve Bank of India (“RBI”).  Although the RBI has reviewed the operations, systems, and processes of MMPL, and has licensed it to operate a payments system in India through October 24, 2018, the RBI has the authority to revoke this license at any time should MMPL's operations not continue to meet standards primarily relating to the custody of, and accountability for, consumer funds.  Such revocation would seriously and negatively affect the value of our investment in DPPL.  In addition, increased regulatory focus could result in additional obligations or restrictions with respect to the services MMPL provides.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

Our leased office facilities are listed in the following table.  We believe our current facilities have the capacity to meet our needs for the foreseeable future and alternate or additional space is readily available near our current locations should we need to move or acquire additional space.

Approximate
Location	Square Feet
Calpian, Inc.
Dallas, Texas	6,000
Calpian Commerce, Inc.
Alpharetta, Georgia	3,320
Digital Payments Processing Limited
Mumbai, India	3,500

ITEM 3LEGAL PROCEEDINGS

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of December 31, 2013, $100,000 of the settlement has been paid and the remaining $150,000 is accrued in 'Accrued expenses' on the Company's balance sheet.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2013
First Quarter	$2.58	$1.02
Second Quarter	2.12	1.10
Third Quarter	2.01	0.88
Fourth Quarter	2.01	1.10
2012
First Quarter	$3.25	$3.25
Second Quarter	3.25	3.25
Third Quarter	3.25	2.00
Fourth Quarter	2.65	1.01

The last price of our common stock as reported by Nasdaq.com on March 25, 2014, was $1.50.

Common Shareholders

On March 25, 2014, we had approximately 463 shareholders of record.

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

Shares Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 Equity Incentive Plan as of December 31, 2013.

	(A)	(B)	(C)
	Number Of Securities		Number Of Securities Remaining
	To Be Issued Upon	Weighted-Average	Available For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Equity Compensation Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))

Plans Approved By Security Holders	900,000	$1.38	1,100,000
Plans Not Approved By Security Holders	-	-	-
Total	900,000	$1.38	1,100,000

Equity Securities Sold

During the fourth quarter of the period covered by this Annual Report, the Company completed additional closings of its private placement of equity pursuant to which it sold 863,477 shares of its common stock at a price ranging from $1.40 to $1.50 per share in connection with issuing total 482,071 warrants resulting in gross proceeds to the Company of $1,299,001, all of which was invested in DPPL.  During the same period, the Company:

•	Issued 31,250 shares common stock at an exercise price of $1.60 per share for service;
•	Issued five-year warrants to purchase up to 106,000 shares common stock for consulting services.
•	Issued stock options for 400,000 shares of common stock

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

Equity Securities Repurchased

None.

ITEM 6SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

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

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“CCI”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  CCI  provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

2013 COMPARED TO 2012

The significant increases in 2013 revenues, gross profit, and general and administrative expenses are largely attributable to CCI’s operations which commenced on March 15, 2013.  Interest and financing costs for 2013 was $2.6 million.  We recognized $2.4 million in losses from our equity investment in 2013, while $0.8 million was recognized in 2012 following our March 2012 initial investment.  We had net losses of $7.5 million, or $0.28 per share in 2013 compared to $4.3 million, or $0.20 per share in 2012.  The results for our two business segments were as follows:

	Year Ended
	December 31,
	2013	2012
Revenues:
Calpian, Inc.	$ 3,064,033	$ 3,438,898
Calpian Commerce, Inc.	17,971,853	-
	$ 21,035,885	$ 3,438,898

Gross profit:
Calpian, Inc.	$ 1,855,997	$ 2,226,955
Calpian Commerce, Inc.	3,951,326	-
	$ 5,807,323	$ 2,226,955

General and administrative expenses:
Calpian, Inc.	$ 4,734,885	$ 2,966,358
Calpian Commerce, Inc.	3,485,169	-
	$ 8,220,054	$ 2,966,358

CLPI’s revenues in 2013 were lower than in 2012 due to normal portfolio attrition.  Gross profits were 63% of CLPI’s revenues in the 2013 and 65% in 2012.  CCI’s profit margins are lower compared to CLPI’s as CCI incurs interchange fees and processing and servicing costs, not associated with the portfolios purchased by CLPI.

As of December 31, 2013, CLPI reached a final settlement agreement of $250 thousand to settle in mediation litigation referred to in Note 8 of the notes to our financial statements in Part I, Item 8 of this Report.  This $250 thousand accrual is the major cause of the increase in its general and administrative expenses (“G&A”) in 2013 over 2012.  Other CLPI 2013 G&A increases included (in thousands): $262 and $272, respectively, in management equity awards, independent contractor compensation due to greater utilization of consultants as the complexity of our operations has increased; $333 of consulting fees; $240 of costs incurred seeking additional equity and debt financing; $145 for additional legal services largely associated with the previously referred to litigation; $81 is related to additional advertising expense; and $381k is related to amortization of consulting fees.

CCI’s most significant G&A expenses in 2013 were $1.8 million in employee compensation and $365 thousand in connection with an interim services agreement with an affiliate of the predecessor company which expired in July 2013, but is being extended month-to-month on a limited basis.

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

We have been increasing our March 2012 initial equity investment interest in DPPL in a step acquisition of its share capital, and we are recognizing its losses and the effects of foreign currency exchange rate changes in our financial statements in proportion to our increasing ownership percentages.  However, we have accepted a temporary dilution of our ownership stake in DPPL for the reasons and as described in Note 4 of the notes to our financial statements in Part II, Item 8 of this Report.  As a result of completing the fair value appraisal of the assets and liabilities of DPPL and MMPL in March 2013, we have retrospectively adjusted our financial statements for the year ended December 31, 2012, as described in Note 1 of the notes to our financial statements to account for the differences between their appraised fair values and our preliminary estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used by consolidated operating activities in the year ended December 31, 2013, amounted to $1,159, of which $438 thousand being contributed by CCI since it commenced operations on March 15, 2013, and $1,597 thousand being used by CLPI in 2013.  CLPI’s increased general and administrative expenses accounted for most of the cash used in its operations. The $10.2 million borrowing under the senior credit facility in 2013 financed loan costs and our $9.75 million business acquisition which included $250 thousand in unrestricted cash that was included in the assets transferred to CCI.  The $1.3 million balance remaining at December 31, 2013, under the $14.5 million facility is restricted to the acquisition of additional credit card residuals in the U.S.  Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings in 2013 totaled $6.6 million, of which $5.5 million was used to increase our equity investment in DPPL with the balance used in operations.

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

•	Valuation of warrants and options
•	Amortization of residual portfolios
•	Goodwill impairment

As our operations expand, we may identify additional critical accounting policies in the future.

Valuation of Warrants and Options

Warrants and options are accounted for in accordance with Accounting Standards Codification (“ASC”) 505-10 “Costs of an Equity Transaction” or 505-50 "Equity-Based Payments to Non-Employees", depending upon the nature of the transaction and the relationship with the recipient.  The Company’s warrants and options are settled in physical delivery of unregistered shares.  As such, the warrants and options are recorded upon issuance as permanent equity at fair value based upon a valuation using the Black-Scholes option pricing model on grand date and subsequent changes in fair value are not recognized.

Amortization of Residual Portfolios Acquired

The Company amortizes its investment in residual portfolios based upon the future expected cash flows derived from each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns.  The future expected cash flow is re-evaluated periodically and the future amortization is adjusted prospectively in accordance with ASC 350, “Determination of the Useful Life of Intangible Assets.”  During 2013 and 2012, the Company recognized $1,950,744 and $1,103,734 in amortization of residual portfolios, respectively.

Goodwill impairment

As a result of our acquisitions on March 15, 2013, which is described in Note 3 of the notes to our financial statements in Part II, Item 8 of this Report, a significant portion of our total assets consist of goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At December 31, 2013, our goodwill totaled $2,341,928. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. As of December 31, 2013, we determined that no events or circumstances from March 15, 2013 through December 31, 2013 indicated that a further assessment was necessary.

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

Our executives’ experience is that long-term attrition rates of acquired portfolios, while they cannot be predicted, typically range between 1.2% and 1.8% per month.  Within any given year, attrition rates can display some seasonality with rates moving upward toward the year-end holiday season and, thereafter, usually returning to the long-term trend.  There have been atypical instances of short-term fluctuations caused by factors other than seasonality.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calpian, Inc.

We have audited the accompanying consolidated balance sheets of Calpian, Inc. and subsidiary as of December 31, 2013 and the related consolidated statements of comprehensive income, cash flows and shareholders’ equity for the year ended December 31, 2013. Calpian, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calpian, Inc. and subsidiary as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Calpian, Inc. as of December 31, 2012 and for the year ended December 31, 2012, were audited by other auditors whose report dated March 31, 2014, expressed an unmodified opinion on those statements.

Plano, Texas

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calpian, Inc.

We have audited the accompanying balance sheet of Calpian, Inc. (the “Company”), as of December 31, 2012, and the related statements of comprehensive loss, cash flows, and shareholders’ equity for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas

March 31, 2014

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
		Adjusted -
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 438,367	$ 314,309
Accounts receivable	42,082	35,461
Restricted cash	302,994	270,000
Other current assets	1,006,052	70,298
Total current assets	1,789,495	690,068

Property and Equipment	418,602	-

Other Assets
Residual portfolios	9,609,659	5,253,592
Equity investment	10,124,831	6,854,004
Deferred financing costs	954,231	244,902
Goodwill	2,341,928	-
Other intangible assets	39,115	10,000
Total other assets	23,069,764	12,362,498
Total assets	$ 25,277,861	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 362,595	$ 51,225
Accrued expenses	599,355	60,565
Interest payable	122,000	39,617
Current portion of long term debt	5,780,400	-
Notes payable	20,864	7,570
Deferred compensation of officers, directors, and executives	106,000	125,000
Accrued expenses payable to officers, directors, and affiliates	720,273	395,001
Total current liabilities	7,711,487	678,978

Other Liabilities
Senior credit facility, net of current portion	11,589,600	3,000,000
Subordinated notes payable, net of current portion	1,000,000	3,300,000
Convertible subordinated notes, net of current portion	-	850,000
Discount on subordinated notes	(199,260)	(368,262)
Total other liabilities	12,390,340	6,781,738

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,	-	-
28,213,835 and 23,898,306 shares issued and outstanding
at December 31, 2013 and 2012, respectively	29,589	23,898
Additional paid-in capital	22,073,606	13,703,153
Accumulated deficit	(16,957,037)	(7,980,212)
Accumulated other comprehensive loss	29,876	(154,989)
Total shareholders' equity	5,176,034	5,591,850

Total liabilities and shareholders' equity	$ 25,277,861	$ 13,052,566

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2013	2012
		Adjusted -
Revenues		Note 1
Residual portfolios	$ 16,419,309	$ 3,438,898
Processing fees	3,056,280	-
Other	1,560,296	-
	21,035,885	3,438,898
Cost of revenues
Residual portfolio amortization	2,022,665	1,103,734
Interchange fees	8,212,788	-
Processing and servicing	4,547,246	88,950
Other	445,864	19,259
Total cost of revenues	15,228,563	1,211,943
Gross profit	5,807,322	2,226,955

General and administrative expenses	8,220,054	2,966,358
Operating loss	(2,412,732)	(739,403)

Other expenses
Interest	2,636,922	2,858,135
Total other expenses	2,636,922	2,858,135
Loss before items below	(5,049,654)	(3,597,538)
Income tax expense (benefit)	-	(18,190)
Equity investment loss	3,927,172	718,161
Net loss	(8,976,826)	(4,297,509)
Other comprehensive loss:
Currency translation adjustments	184,865	(154,989)
Total comprehensive loss	$ (8,791,961)	$ (4,452,498)

Net loss per share, basic and diluted	($0.34)	($0.20)
Weighted average number of shares outstanding, basic and diluted	26,582,735	21,517,015

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$ (8,976,826)	$ (4,297,509)

Adjustments to reconcile net loss to cash used in operating activities:
Equity investment loss	3,927,173	718,161
Deferred financing cost amortization	185,671	1,591,016
Residual portfolio amortization	2,022,665	1,103,734
Subordinated note discount amortization	316,136	465,177
Deferred consulting fee amortization	378,220	390,375
Depreciation	98,408	-
Management equity awards	147,815	10,510
Equity awards issued for services	120,425	-
Deferred income taxes	11,659	-
Changes in operating assets and liabilities:
Accounts receivable	100,846	-
Other assets	(544,209)	(10,400)
Deferred compensation of officers, directors, and executives	(19,000)	(235,000)
Accrued expenses payable to officers, directors, and affiliates	325,273	192,651
Accounts payable	310,937	27,810
Accrued expenses	470,392	24,855
Interest payable	82,383	14,117
Net cash used in operating activities	(1,042,032)	(4,503)

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(9,500,000)	-
Contribution to equity method investment	(5,524,000)	(4,081,000)
Purchase of residual portfolios	-	(492,000)
Purchases of property and equipment	(182,641)	-
Proceeds from sale of fixed as50sets	21,306	-
Net cash used in investing activities	(15,185,335)	(4,573,000)

FINANCING ACTIVITIES
Borrowings on senior notes	10,170,000	3,000,000
Senior note repayment	-	(2,700,000)
Borrowings on subordinated notes	1,950,000	1,600,000
Issuance of common stock and warrants	4,638,447	2,805,000
Restricted cash	273,973	155,000
Payments on note payable	(110,994)	(33,349)
Payments on deferred financing costs	(570,000)	(302,500)
Net cash provided by financing activities	16,351,426	4,524,151

Increase (decrease) in cash and equivalents	124,058	(53,352)
Cash and equivalents, beginning of year	314,309	367,661
Cash and equivalents, end of period	$ 438,367	$ 314,309

SUPPLEMENTAL INFORMATION
Interest paid	$ 2,052,732	$ 787,825
Noncash investing and financing transactions:
Common stock issued to acquire equity investment	1,476,924	3,646,155
Common stock issued as stock-based compensation for equity awards and services	605,521	456,000
Common stock issued in exchange for residual portfolios	-	40,845

Warrants issued as part of debt and equity financings	421,042	69,000
Subordinated debt converted to common stock	950,699	-
Notes payable for insurance premiums	124,287	33,383

The accompanying notes are an integral part of these financial statements.

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
						Accumulated
				Additional		Other
	Common Stock			Paid-In	Accumulated	Comprehensive
	Shares		Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2011	19,303,800		$ 19,304	$ 6,680,238	$ (3,682,703)	$ -	$ 3,016,839

Acquisition of residual portfolios	27,230		27	40,818	-	-	40,845
Common stock issued as contribution to equity method investee	2,430,770		2,431	3,643,724	-	-	3,646,155
Common stock issued	1,832,506		1,832	2,746,917	-	-	2,748,749
Common stock issued for services	304,000		304	455,696	-	-	456,000
Financing transaction warrants	-		-	125,250	-	-	125,250
Equity awards to management	-		-	10,510	-	-	10,510
Net loss	-		-	-	(4,341,303)	-	(4,341,303)
Currency translation adjustments	-		-	-	-	(9,272)	(9,272)

Balance, December 31, 2012
Previously reported	23,898,306		$ 23,898	$ 13,703,153	$ (8,024,006)	$ (9,272)	$ 5,693,773
Equity investment retrospective
adjustment - Note 1	-		-	-	43,794	(145,717)	(101,923)
As adjusted	23,898,306		23,898	13,703,153	(7,980,212)	(154,989)	5,591,850

Common stock issued as contribution to equity method investee	1,230,770		1,231	1,475,693	-	-	1,476,924
Common stock issued to purchase residual portfolios	10,941		11	14,869	-	-	14,880
Common stock issued	2,560,142		2,560	1,949,098	-	-	1,951,658
Common stock issued in exchange for conversion of subordinated debt	633,800		634	950,065	-	-	950,699
Warrants issued as part of financing	-	-	-	2,741,693	-	-	2,741,693
Warrants exercised	391,920		392	(392)	-	-	-
Stock based compensation	18,100		18	174,947	-	-	174,965
Common stock issued for services	431,250		431	513,944	-	-	514,375
Common stock issued to convert Series B Preferred shares	414,249		414	550,537	-	-	550,951
Net loss	-	-	-	-	(8,976,826)	-	(8,976,826)
Currency translation adjustments	-	-	-	-	-	184,865	184,865

Balance, December 31, 2013	29,589,478		$ 29,589	$ 22,073,607	$ (16,957,038)	$ 29,876	$ 5,176,034

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - OVERVIEW

The CompanyIn these consolidated financial statements, references to “Calpian,” “Company,” “we,” “us,” and “our” refer to Calpian, Inc. (“CLPI”) and its subsidiary, Calpian Commerce, Inc. (“CCI”), unless the context requires otherwise.

We are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”). Small and medium-sized retail merchants typically buy their credit card processing and acquiring services from independent sales organizations (“ISOs”). ISOs are sales agents authorized by one or more credit card processors to sell processing and acquiring services on their behalf. ISOs facilitate the merchant’s application for processing and acquiring services through approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit card payments. We act as a purchaser of revenue streams resulting from the relationships between processors and ISOs.

The acquisition of CCI (Note 3) allowed us to expand into an integrated provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit and debit card-based payment processing solutions primarily to small and medium-sized merchants who operate either in physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

Basis of Presentation

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

As a result of completing the fair value appraisal of the assets and liabilities of our equity investee, Digital Payments Processing Limited (“DPPL”), in March 2013, we have retrospectively adjusted our financial statements for the year ended December 31, 2012, to account for the differences between appraised fair values and our preliminary estimates.  The retrospective adjustments reduced our 2012 net loss by $43,794 with increases in our 2012 second and third quarter net losses of $4,965 and $13,745, respectively.  Comprehensive income for 2012 has been retrospectively decreased by $145,717 with the second quarter being decreased by $300,728 and the third quarter being increased by $598,916.  The adjustments decreased the carrying amount of our equity investment, accumulated deficit, and 2012 net loss with no effect on our net loss per share or cash flows.

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us, on an ongoing basis, to make significant estimates and judgments that affect the reported values of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.  Significant estimates include future cash flows used in our calculation of residual portfolio amortization, fair values of warrants and equity awards granted, fair value of asset and liabilities acquired in our business acquisition, and the valuation allowance on deferred tax assets and liabilities.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

Foreign Currency Translation

The functional currency of our equity investee is the Indian rupee.  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component of shareholders’ equity.

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

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to the point in time when a portfolio’s cash flows become nominal. Residual portfolios are recorded at cost and amortized into cost of revenues based on cash received.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments.  Each residual portfolio is amortized based on the future cash flows expected to be derived.  Quarterly, we reevaluate our cash flow estimates and prospectively adjust future amortization.

Equity Investment

The Company holds investments in equity method investees. Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless predominant evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Revenue Recognition

We recognize residual portfolio revenue based on actual cash receipts.

Generally, we report revenues at the time of sale on a gross basis where we are the primary obligor in the arrangement, have latitude in establishing the price of the services, change the product and perform part of the service, have discretion in supplier selection, have latitude in determining the product and service specifications to meet our clients’ needs and assume credit. Revenues generated by certain portfolios are reported net of interchange, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

We also derive revenues from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee transaction and may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services. Revenues are reported gross of amounts paid to sponsor banks as well as interchange and assessments paid to credit card associations under revenue sharing agreements pursuant to which such parties received payments based primarily on processing volume for particular groups of merchants. Included in cost of goods and services sold are the expenses covering interchange and bank processing directly attributable to the furnishing of transaction processing and other services to our merchant customers and are recognized simultaneously with the recognition of revenue.

The Company recognizes residual portfolio revenue based on actual cash receipts.  For the year ended December 31, 2013, approximately 76% of consolidated revenues were attributable to merchant customer transactions processed by three third-party vendors.

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

Equity Transaction Fair Values

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of: (i) the prices received in private placement sales of our stock or; (ii) its publically-quoted market price.  We estimate the fair value of warrants, other than those included in common stock unit purchases, and stock options when issued or vested using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to nonemployees, when the options vest.  The fair value of exercisable warrants on the date of issuance issued in connection with debt financing transactions or for services are deferred and expensed over the term of the debt or as services are performed.

Inventories

Inventories consist of point-of-sales terminal equipment held for sale to merchants, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Advertising

Advertising costs are expensed as incurred.

3  - BUSINESS ACQUISITION

On March 15, 2013, the Company acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries, all of which were contributed to and are operated by CCI, in exchange for a cash payment of $9.75 million:

Borrowings on senior credit facility	$ 9,750,000
Issuance of common stock	-
Issuance of warrants	-
Total purchase price	$ 9,750,000

The acquisition is expected to build value for our shareholders with a goal of achieving a higher EBITDA multiple in the U.S. equity markets by participating in this segment of the payments industry.  As a result of the acquisition, CCI is providing the general merchant community access to an integrated suite of third-party merchant payment processing services and its own propriety related software and hardware enabling products delivering credit and debit card-based payments processing solutions to merchants operating in physical “brick and mortar” business environments, over the internet, and in settings requiring wired as well as wireless mobile payment solutions.  The acquisition also provides us with a sales organization generating individual merchant processing contracts in exchange for future residual payments.

The following presents the estimated fair values of the net assets acquired following an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$ 250,000
Restricted cash	306,967
Current assets	37,287

Fixed assets	355,636
Residual portfolios	6,379,000
Intangibles	29,115
Goodwill	2,341,928
Accrued Revenue Receivable	107,467
Liabilities	(57,400)
Net assets	$ 9,750,000

The residual portfolios are being amortized over 10 years.

4 - RESIDUAL PORTFOLIOS

As of December 31, 2013, we expect annual amortization in each of the next five years to be as shown below with the remainder ranging over the succeeding 8 years.  No residual value is likely.

2014	2015	2016	2017	2018	Thereafter	Total
1,894,233	1,605,856	1,340,561	1,117,821	933,004	2,790,106	9,681,580

5 - EQUITY INVESTMENT

In March 2012, the Company began acquiring common stock of Digital Payments Processing Limited (“DPPL”), a newly-organized company based in Mumbai, India, in cash and issuance of Company stock.  As of December 31, 2013 and 2012, the Company owned 49.9% and 26.5% respectively, of the outstanding common stock of DPPL.

In 2012, DPPL entered into a services agreement with My Mobile Payments Limited (“MMPL”), also based in Mumbai, India.  The Company does not hold a direct equity interest in MMPL.  Together, DPPL and MMPL operate the Money-on-Mobile enterprise, which offers a mobile wallet service, similar to carrying a prepaid debit card, on a mobile phone, which can be used to pay for goods and services from the mobile phone as well as making other financial transactions such as sending or receiving money.

Under the services agreement, DPPL has a right to trigger an acquisition of MMPL, upon approval by the Indian government.  This approval was obtained in December 2014, but a merger has not be triggered as of this report date.  DPPL has a contractual variable interest in MMPL and is the primary beneficiary of the arrangement.  As such, the following accounts of DPPL and MMPL are presented on a combined basis.

The combined balance sheets and results of operations of DPPL and MMPL as of December 31, 2013 and for the year then ended are summarized as follows:

	December 31,
	2013	2012

Current Assets	$ 7,119,174	$ 1,896,749
Long Term Investments	367,041	2,119,105
Total Assets	7,486,215	4,015,854
Current Liabilities	2,921,909	1,305,808
Long Term Liabilities	205,249	61,576
Total Liabilities	3,127,158	1,367,384
Capital	4,359,057	2,648,470
Total Liabilities and Capital	7,486,215	4,015,854

Year Ended

	December 31,
	2013	2012

Total Revenues	33,119,945	30,073,746
Gross Profit	322,116	427,159
Total Expenses	1,119,342	1,283,041
Net Income	(1,022,449)	(1,023,727)

Due to limitations of the Indian government, the Company is prohibited from acquiring additional common stock of the DPPL until its investment contribution meets certain thresholds prescribed the Indian government.   The Company has made additional cumulative investments of $8,377,419 in DPPL beyond its common stock received, as subscribed stock.  Subscribed stock does not participate in voting or distributions of earnings.

	December 31,
	2013	2012

Carrying value of investment	10,124,831	6,854,004

The Company DPPL agreement provides for acquiring an equity interest of approximately 74% for $9.7 million to be paid in quarterly tranches through January 2014 and the issuance of 6.1 million shares of our common stock. The investment agreement provides for acquiring an equity interest of approximately 74% (subject to temporary dilution as described below) of DPPL for $9.7 million to be paid in tranches through January 2014 together with the issuance of a cumulative 6.1 million shares of our common stock.

There have been several prior period corrections for the first three quarters of 2013.  The change was due to improved information from DPPL as well as a better methodology of calculating ownership and currency translation adjustments.   The Company determined that the adjustments would have an immaterial effect to the Company’s consolidated financial statements for the quarterly periods in the year ended December 31, 2013, based on management’s qualitative and quantitative analysis relative to its materiality consistent with the applicable accounting guidance.   The adjustments are shown in the table below:

(in thousands of dollars)
Balances as of the date indicated	12/31	9/30	6/30	3/31
Equity Investment Balance
Previous reported	10,125	8,942	9,014	7,857
Revised balance	10,125	10,256	11,063	8,291
Difference	-	(1,314)	(2,049)	(434)

Accumulated Other Comprehensive Income balance
Previous reported	(30)	2,688	1,775	90
Revised balance	(30)	(30)	(23)	(1)
Difference	-	2,718	1,798	91

6 - DEBT

Senior Credit Facility

As of December 31, 2013 and 2012, the outstanding balance under the senior credit facility was as follows:

	2013	2012

Borrowings on senior credit facility	$ 13,170,000	$ 3,000,000
Less: debt discount	-	-
Net senior credit facility	$ 13,170,000	$ 3,000,000

In April 2011, the Company secured an $8.0 million credit facility, bearing interest of 16% per year.  The Company paid origination, commitment and administration fees, and expenses totaling $323,639 and issued the lender warrants to acquire up to 804,467 shares of our common stock at $1.00 per share.  Unamortized deferred financing costs of $525,936 were charged to interest expense when the facility was repaid and closed in November 2012.  There are no related warrants outstanding as of December 31, 2013.

In November 2012, the Company entered into a  $5.0 million senior credit facility, amended in March 2013 to $14.5 million.  Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. Interest only is payable through August 2014; thereafter, principal is payable at a monthly through maturity, September 2016.  A prepayment penalty of 4% is in effect through March 16, 2014.  In addition, the facility is subject to a facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.  During the years ended December 31, 2013 and 2012, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $396,000 and $428,000, respectively.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by 16 times the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets.  The facility requires maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial covenants.  As of December 31, 2013, the Company was in compliance with all covenants.

In March 2013, the Company issued 500,000 warrants to the senior credit facility.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, as of December 31, 2013 was $325,000

As of December 31, 2013 and 2012, the Company has paid $815,000 and $255,000, respectively, in loan origination fees related to the senior credit facility that are being amortized in to interest expense through the facility maturity.  For the years ended December 31, 2013 and 2012, amortized loan origination fees included in interest expense were $185,671 and $1,568,516, respectively.

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

Subordinated Notes Payable

At December 31, 2013 and 2012, the outstanding balances on subordinated notes payable were as follows:

	2013	2012

Borrowings on subordinated notes payable	$ 4,800,000	$ 3,300,000
Less: debt discount	(198,510)	(302,904)
Net subordinated notes payable	$ 4,601,490	$ 2,997,096

For the years ended December 31, 2013 and 2012, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $554,167 and $362,550, respectively.

At issuance, the lenders received warrants to acquire shares of our common stock at $2.00 to $2.50 per share.   140,000 and 335,425 warrants were issued during the years ended December 31, 2013 and 2012, respectively.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, as of December 31, 2013 and 2012 was $96,434 and $-0-, respectively.  The debt discount accreted into interest expense during the years ended December 31, 2013 and 2012 were $176,828 and $461,535, respectively.  At December 31, 2013, future accretion of related debt discounts is expected to be $179,892 for 2014, $18,618 for 2015 and 2016, respectively.

Convertible Subordinated Notes

At December 31, 2013 and 2012, the outstanding balances on convertible subordinated notes payable were as follows:

	2013	2012

Borrowings on convertible subordinated notes	$ 1,300,000	$ 850,000
Less: debt discount	(750)	(65,358)
Less: notes converted	(900,000)	-
Net convertible subordinated notes	$ 399,250	$ 784,642

For the years ended December 31, 2013 and 2012, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $554,167 and $362,550, respectively.

The notes can be converted shares of the Company’s common stock at a conversion rate of $1.50 per share at the option of the note holders.  In July 2014, any outstanding balances automatically will automatically convert.  During the year ended December 31, 2013, outstanding convertible subordinated note balances of $900,000 were converted into 600,001 shares of common stock.  No amounts were converted for the year ended December 31, 2012.

In connection with the conversion, we issued an additional 33,800 shares of stock having a $50,700 fair value based on publicly-quoted market prices and expensed $42,408 of the fair value of warrants previously deferred.

At issuance, the lenders received warrants to acquire shares of our common stock at $2.00 to $2.30 per share.   40,000 and 50,000 warrants were issued during the years ended December 31, 2013 and 2012, respectively.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, as of December 31, 2013 and 2012 was $93,000 and $69,000, respectively.  The debt discount accreted into interest expense during the years ended December 31, 2013 and 2012 were $139,308 and $3,642, respectively.  At December 31, 2013, future accretion of related debt discounts is expected to be $750 for 2014.

Note Payable

We have financed insurance premiums with promissory notes bearing interest at rates between 6.0% and 7.0% per annum payable in monthly installments over periods of less than one year.  As of December 31, 2013 and 2012, outstanding balances on notes payable were $20,864 and $7,570, respectively.

	2014	2015	2016	Total
Senior notes payable	2,195,000	6,585,000	4,390,000	13,170,000
Subordinated notes payable	3,800,000	-	1,000,000	4,800,000
Convertible subordinated notes	400,000	-	-	400,000
Note payable	20,864	-	-	20,864
	6,415,864	6,585,000	5,390,000	18,390,864

7 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, warrants to acquire 100,000 shares of our common stock and 216,664 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Stock

On October 3, 2013, the Company issued 550,000 shares of newly created Series B Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 650,000 Series B Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 550,000 Series B Preferred Stock were $550,000.   At December 31, 2013, all of the Series B shares had converted to common stock.

In November and December 2013, all 550,000 shares of Series B Preferred Stock converted into 414,249 shares of common stock and the rights and preferences of the Series B Preferred were of no further effect.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 6,874,160 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial,  international acquisition advisory, and public relations services. In 2013, 2,560,142 shares were sold in private placements for $4,089,000, including the $1,261,036 fair value of 2,078,737 warrants as part of unit subscriptions, 391,920 shares were issued in the cashless exercise of 804,467 warrants, equity awards totaling 431,250 shares for consulting and other services having a total fair value of $550,441, and equity awards totaling 18,100 shares to certain DPPL employees having a $27,150 fair value.

Warrants

A total of 4,657,496 warrants for our common stock with exercise prices ranging from $1.00 to $3.00 per share ($1.82 weighted average) have been issued in connection with our financing transactions and expire as follows: 2015 – 617,501; 2016 – 500,000; 2017 – 527,925 and 2018 – 3,012,070.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock. Warrants for 253,333 shares having a total fair value of $199,361 were issued in 2013 for financial consulting services.

The following table summarizes the changes in Warrants for the years ended December 31, 2013 and 2012.

Shares
Outstanding at December 31, 2011	1,946,968
Granted	502,925
Exercised	-
Expired/canceled	-
Outstanding at December 31, 2012	2,449,893
Granted	3,012,070
Exercised	(391,920)
Expired/canceled	(412,547)
Outstanding at December 31, 2013	4,657,496

One of the warrants for 500,000 shares is exercisable only if the Company: (i) does not raise at least $3.0 million in equity financing before April 2014; or, (ii) does not extend the maturity dates of subordinated notes payable to December 31, 2016 and raise equity financing before April 2014 of $1.0 million, or $1.5 million if the attrition rate of CCI’s residual portfolios exceeds an average of 1.4% during the three-month periods ending June and September 2014.  As of this report date, management estimates that one or more of these conditions will be achieved and these warrants will not be exercisable.  As such, no amounts have been recorded related to these contingent warrants.

During 2013, we estimates the fair value of warrant granted using the Black-Scholes option valuation model .The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during fiscal 2013:

Warrants	2013
Risk-free interest rates	0.0123
Expected volatility	0.9138
Dividend yields	0.0000
Expected lives	5 years

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

Stock Options

Immediately exercisable stock options for 900,000 shares of our common stock ($582,920 grant date fair value) were awarded in 2013 and options for 200,000 were granted in 2012.    Exercisable options with a weighted-average exercise price of $2.00 per share for 400,000 shares and $1.38 for 900,000 shares were outstanding at December 31, 2012 and December 31, 2013, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Because the fair value of the underlying stock was more than the exercise price at December 31, 2013, the options had $100,000 intrinsic value. At December 31, 2013, all outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 700,000 options become void 90 days after termination.

We estimates the fair value of stock options granted using the Black-Scholes option valuation model .The expected life of options represents the period of time the options are expected to be outstanding and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. No forfeiture is expected when stock option granted.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during fiscal 2013 and 2012:

Option plan	2013	2012
Risk-free interest rates	0.0202	0.0030
Expected volatility	0.992	0.00001
Dividend yields	0	0
Expected lives	6 years	3 years

The following table summarizes the changes in Stock option for the years ended December 31, 2013 and 2012.

Shares
Outstanding at December 31, 2011	200,000
Granted	200,000
Exercised	-
Expired	-

Outstanding at December 31, 2012	400,000
Granted	900,000
Exercised	-
Expired	(400,000)
Forfeited	-
Outstanding at December 31, 2013	900,000

8 - LITIGATION

We may become involved in litigation from time to time in the ordinary course of business. At December 31, 2013, to the best of our knowledge, no such litigation exists or is threatened.

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

Calpian Commerce, Inc., which commenced operations on March 15, 2013, provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to merchants.  CCI also operates as an ISO selling individual third-party merchant processing contracts in exchange for future residual payments.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 4.

	Year Ended
	December 31,
	2013	2012
Revenues:
Calpian, Inc.	$ 3,064,033	$ 3,438,898
Calpian Commerce, Inc.	17,971,853	-
	$ 21,035,885	$ 3,438,898
Operating profit (loss):
Calpian, Inc.	$ (2,878,888)	$ (739,403)
Calpian Commerce, Inc.	466,156	-
	(2,412,732)	(739,403)
Financing costs	(2,636,922)	(2,858,135)
Loss before income taxes and equity investment loss	$ (5,049,654)	$ (3,597,538)

	December 31,	December 31,
	2013	2012
Total assets:
Calpian, Inc.	$ 16,075,505	$ 13,052,566
Calpian Commerce, Inc.	9,202,356	-
	$ 25,277,861	$ 13,052,566

Additional detail follows:

	Year Ended
	December 31,
	2013	2012
Depreciation and amortization:
Calpian, Inc.	1,613,897	3,159,927
Calpian Commerce, Inc.	910,575	-
	$ 1,613,897	$ 3,159,927

Operating profit (loss):
Calpian, Inc.	(2,878,888)	(739,403)
Calpian Commerce, Inc.	466,156	-
	$ (2,412,732)	$ (739,403)

Interest expense:
Calpian, Inc.	1,064,537	801,942
Calpian Commerce, Inc.	1,070,578	-
	$ 2,135,115	$ 801,942

Net loss:
Calpian, Inc.	(8,348,291)	(4,297,509)
Calpian Commerce, Inc.	(628,534)	-
	$ (8,976,826)	$ (4,297,509)

Purchases of property and equipment:
Calpian, Inc.	9,533	-
Calpian Commerce, Inc.	173,108	-
	$ 182,641	$ -

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

Significant components of our deferred tax assets and liabilities were:

	2013	2012
Warrants	$ 330,041	$ 1,112,946
Net operating loss carryovers	3,652,023	928,022
Development stage losses	401,136	399,243
Equity investment	497,321	262,217
Equity to Third Party Service Providers	59,507	-
Residual portfolio amortization	153,681	54,565
Management equity awards	133,192	23,610
Total deferred tax assets	5,226,901	2,780,603

Deferred tax liabilities:
Debt discount	(134,091)	102,987
Fixed Assets	22,744	-
Intangibles	(1,590)	453
Total deferred tax liabilities	(112,937)	103,440

Net deferred tax assets		2,677,163

Valuation allowance	(5,115,556)	(2,677,616)
Deferred tax liability	$ (1,590)	$ (453)

Significant components of our income tax provisions were:

	Year Months Ended
	December 31,
	2013	2012
Current state (over provision)	1,500	(18,643)
Deferred federal	-	(1,196,268)
Deferred tax asset write off	-	-
Valuation allowance	-	1,196,721
	$ 1,500	$ (18,190)

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Year Months Ended
	December 31,
	2013	2012
Loss before income taxes	(1,626,363)	$ (1,223,163)
Deferred tax asset write off	-	-
Deferred tax valuation allowance	2,437,940	1,196,721
Permanent items	24,005	20,556
State tax net of federal tax benefit	510	(12,304)
Equity Investment Adjustment	(129,579)	-
Other	(354,570)	-
Prior Period Adjustments	(350,353)	-
	$ 1,590	$ (18,190)

11 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At December 31, 2013 and 2012, outstanding equity instruments that were not included in the dilutive calculation because their effect would be anti-dilutive were:

	2013	2012
Warrants	4,657,496	2,449,893
Stock options	900,000	400,000
Convertible subordinated notes	216,664	-
Total	5,774,160	2,849,893	-

12 - RELATED PARTIES

Support Services and Advances

ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At December 31, 2013 and 2012, accrued amounts due to ART were $181,825 and $193,114 , respectively.

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

Affiliates’ Deferred Compensation

At December 31, 2013 and 2012,, officers’, directors’, and other affiliates’ compensation deferred in 2010 remaining unpaid totaled $100,000.

13 – SUBSEQUENT EVENTS

ITEM 9CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 5, 2013, Whitley Penn LLP (“Whitley”) resigned as the independent registered public accounting firm of Calpian, Inc. (the “Company”), which resignation was accepted and ratified by the Company’s Board of Directors on December 12, 2013.

During the fiscal years ended December 31, 2012 and 2011, Whitley’s reports on the Company’s financial statements did not contain, except for a “going concern” qualification applicable only to the fiscal year end December 31, 2011, an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2012 and 2011 and the subsequent interim periods through December 12, 2013, (i) there were no disagreements between the Company and Whitley on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Whitley, would have caused Whitley to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S‑K.

On December 12, 2013, the Company’s Board of Directors authorized the engagement of Montgomery Coscia Greilich LLP (“Montgomery”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2013.

During the years ended December 31, 2012 and 2011 and the subsequent interim periods through December 12, 2013, the date of engagement of Montgomery, the Company did not consult with Montgomery regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended June 30, 2013, the Company put in place various internal procedures, systems, controls and checks and balances in order to avoid the recurrence of any events or circumstances that led to the conclusion that the Company’s disclosure controls and procedures were ineffective as of June 30, 2013.  Although the Company’s management believes that the corrective measures already put in place has improved, and those it continues to implement will improve, the design of the Company’s internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer believes it is necessary to evaluate the efficacy of the corrective measure at a date subsequent to December 31, 2013 before it can determine whether the improvements resulted in effective disclosure controls and procedures.  Accordingly, based upon an evaluation as of December 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting during the twelve months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of December 31, 2013. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of December 31, 2013, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting.

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

Elected Or
Name	Position And Office	Appointed

Harold H. Montgomery	Director, Chairman of the Board,	April 23, 2010
Chief Executive Officer, and Secretary
Craig A. Jessen	Director and President	April 23, 2010
Laird Q. Cagan	Director	April 23, 2010
Shashank M. Joshi	Director	December 5, 2012
Scott Arey	Chief Financial Officer	October 1, 2013

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary

Mr. Montgomery, age 54, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited (“DPPL”), a Calpian equity investee, and a member of the board of directors of My Mobile Payments Limited (“MMPL”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

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

Craig A. Jessen, Director and President

Mr. Jessen, age 55, has been a Director and President of the Company since April 2010.  From 2001 to 2009, he served as President and Chief Operating Officer of ART.  While an employee of ART, Mr. Jessen was the executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999).  Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business.  At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow.  In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow, and staffing level.  Mr. Jessen continues to serve ART as a director and executive officer.  Mr. Jessen’s earlier employment included: from 1987 to 1990, Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986, InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984, United Parcel Service, a worldwide shipping, freight, logistics, and supply chain management company out of its Dallas, Texas office.

Mr. Jessen earned his BBA from the University of Texas at Arlington in 1984 and his MBA from Southern Methodist University in 1987.

Mr. Jessen brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

Laird Q. Cagan, Director

Mr. Cagan, age 55, has been a Director of the Company since April 2010.  Mr. Cagan is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC ("CMCP"), an investment company based in Cupertino, California he formed in 2001.  From 2004 until 2008, Mr. Cagan was Managing Director of Chadbourn Securities, Inc.  In 2008, Chadbourn was absorbed by Colorado Financial Services Corporation (“CFSC”) at which time Mr. Cagan became a registered representative and principal of CFSC serving in that capacity until 2012.  He holds Series 7, 63, and 24 licenses, but is not currently registered with any broker-dealer.  He also continues to serve as President of Cagan Capital, LLC (“CCLLC”), an investment company he formed in 1990, the operation of which transitioned into CMCP.  Mr. Cagan serves on the boards of directors of Evolution Petroleum, Inc. and Blue Earth, Inc.  Previously, he served on the boards of directors of Aemetis (formerly AE BioFuels), Camac Energy (formerly Pacific Asia Petroleum), Fortes Financial Corporation, TWL Corporation,  Tombstone Exploration Corporation, World Sage, Inc., and Global Carbon Group LLC.

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

Shashank M. Joshi, Director

Mr. Joshi, age 41, was appointed to our Board of Directors in December 2012.  He is a Founder and Managing Director of Digital Payments Processing Limited, our equity investee, and its affiliate, My Mobile Payments Limited.  Mr. Shashank has over 18 years of professional experience in the areas of IT and ITES, outsourcing, and transition and management consulting.  During the last 10 years, he has been an entrepreneur and pioneer in the successful execution of merchant cash advance and merchant processing businesses in the U.S. through an offshore operation in India.  Mr. Shashank has cross-border global experience of more than six years in simplifying payments.   He also specializes in motivational and leadership training.  Mr. Shashank holds a degree in Mechanical Engineering from Maharashtra Institute of Technology.

Scott Arey, Chief Financial Officer

Mr. Scott S. Arey, age 51, was appointed as our Chief Financial Officer (Principal Financial and Principal Accounting Officer) in October 2013.  From 2009 to 2013, Mr. Arey was Chief Financial Officer and Corporate Secretary of Alsbridge, Inc., a provider of IT sourcing advisory and benchmarking services to C-level executives.  From 2007 to 2009, Mr. Arey was CFO of Journey Education Marketing, a multi-channel software marketer to the K-12 and post secondary academic markets.  Mr. Arey started his career with KPMG Peat Marwick.

Mr. Arey holds a Bachelor of Arts in economics and a Bachelor of Arts (with honors) in public policy from Stanford University.  There are no family relationships between Mr. Arey and any officer or director of the Company.

In connection with Mr. Arey’s appointment as the Company’s Chief Financial Officer, on October 1, 2013, David N. Pilotte’s resignation as the Company’s Chief Financial Officer became effective, as previously announced on the Company’s Form 8-K filed August 16, 2013.

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

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of the our shares that no other reports were required, we believe all parties complied during 2013 with the reporting requirements of Section 16(a) of the Exchange Act except as follows:.

	Number Of
Director, Officer, Or Beneficial Owner	Late Reports	Transactions

Scott S. Arey	1	2
Mangesh Moghe	1	1

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

ITEM 11EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our current management in all capacities for the years ended December 31, 2013 and 2012.  Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

			Option
Name and Principal Position	Year	Salary	Awards (1)	Total

Harold H. Montgomery	2013	$300,000		$300,000
Chairman of the Board and Chief Executive Officer	2012	300,000		300,000
Scott S. Arey (from 10/1/13)	2013	$56,250	$33,197	$226,510
Chief Financial Officer	2012
David Pilotte (through 9/30/13)	2013	$250,000	$96,000	$346,000
Chief Financial Officer	2012	223,000	10,510	233,510
Craig A. Jessen	2013	$300,000		$300,000

Director and President	2012	300,000	300,000

(1) – The expense recognized by the Company in accordance with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

Outstanding Equity Awards

The following table shows certain information concerning outstanding stock options as of December 31, 2013, for our named executive officers.

	Number Of
	Securities
	Underlying	Option
	Options (#)	Exercise	Option
Name	Exercisable	Price ($)	Expiration Date

Scott S. Arey	400,000	$1.35	September 18, 2023 (1)
Tom Tesmer	300,000	$1.35	October 3, 2023 (1)

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

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of March 31, 2014, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of
	Shares Beneficially	Percent
Name And Address Of Beneficial Owner	Owned	Of Class

Mangesh Moghe (1)	3,661,540	10.2%

18 Clark Avenue West Unit 149, Thornhill, Ontario Canada L4J 8H
John Liviakis (2)	1,280,000	5.4%
c/o Calpian, Inc., 500 North Akard Street, Suite 2850, Dallas, Texas 75201

(1) – Based on Schedule 13G filed on April 30, 2013.  Shares held by SVR Global Limited, a Hong Kong company of which Mr. Moghe is the sole shareholder.

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

	Number Of
	Shares Beneficially	Percent
Name Of Beneficial Owner	Owned	Of Class

Harold H. Montgomery (1)	5,244,484	21.9%
Craig A. Jessen (2)	3,300,000	13.8%
Laird Q. Cagan (3)	3,427,859	14.0%
Shashank M. Joshi	-	-
Scott Arey	33,334
All directors and executive officers as a group (5 persons)	12,409,010	49.8%

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

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Whitley Penn LLP, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012.

2013	2012

Audit fees (1)	$ 204,573	$ 71,356
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$ 204,573	$ 71,356

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.    Whitley Penn LLP’s portion of 2013’s audit fees is $105,348 and Montgomery Coscia Greilich LLP’s is $99,225.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for 2013 and 2012.

PART IV

ITEM 15EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

•	Balance sheets as of December 31, 2013 and 2012
•	Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012
•	Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporate herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.

(Registrant)

March __, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and
Harold H. Montgomery	Secretary	March __, 2014
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	March __, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	March __, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	March __, 2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	March __, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	March __, 2014
Shashank M. Joshi

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