Form 10-K/A
period 2013-12-31
Calpian, Inc.
filed 2014-03-31
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Calpian, Inc. for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is solely to include various nonmaterial changes which were inadvertently omitted in the initial filing of the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

/s/ Montgomery Coscia Greilich LLP

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

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2014

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
		Adjusted -
ASSETS		Note 1

Current Assets
Cash and equivalents	$ 438,367	$ 314,309
Accounts receivable	42,082	35,461
Restricted cash	302,994	270,000
Other current assets	1,006,052	70,298
Total current assets	1,789,495	690,068

Property and Equipment	418,602	-

Other Assets
Residual portfolios	9,609,659	5,253,592
Equity investment	10,124,831	6,854,004
Deferred financing costs	954,231	244,902
Goodwill	2,341,928	-
Other intangible assets	39,115	10,000
Total other assets	23,069,764	12,362,498
Total assets	$ 25,277,861	$ 13,052,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 362,595	$ 51,225
Accrued expenses	599,355	60,565
Interest payable	122,000	39,617
Current portion of long term debt	5,780,400	-
Notes payable	20,864	7,570
Deferred compensation of officers, directors, and executives	106,000	125,000
Accrued expenses payable to officers, directors, and affiliates	720,273	395,001
Total current liabilities	7,711,487	678,978

Other Liabilities
Senior credit facility, net of current portion	11,589,600	3,000,000
Subordinated notes payable, net of current portion	1,000,000	3,300,000
Convertible subordinated notes, net of current portion	-	850,000
Discount on subordinated notes	(199,260)	(368,262)
Total other liabilities	12,390,340	6,781,738

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $0.001, 200,000,000 shares authorized,	-	-
28,213,835 and 23,898,306 shares issued and outstanding
at December 31, 2013 and 2012, respectively	29,589	23,898
Additional paid-in capital	22,073,606	13,703,153
Accumulated deficit	(16,957,037)	(7,980,212)
Accumulated other comprehensive loss	29,876	(154,989)
Total shareholders' equity	$ 5,176,034	$ 5,591,850
Total liabilities and shareholders' equity	$ 25,277,861	$ 13,052,566

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

CALPIAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012
		Adjusted -
OPERATING ACTIVITIES		Note 1
Net loss	$ (8,976,826)	$ (4,297,509)

Adjustments to reconcile net loss to cash used in operating activities:
Equity investment loss	3,927,173	718,161
Deferred financing cost amortization	185,671	1,591,016
Residual portfolio amortization	2,022,665	1,103,734
Subordinated note discount amortization	316,136	465,177
Deferred consulting fee amortization	378,220	390,375
Depreciation	98,408	-
Management equity awards	147,815	10,510
Equity awards issued for services	120,425	-
Deferred income taxes	11,659	-
Changes in operating assets and liabilities:
Accounts receivable	100,846	-
Other assets	(544,209)	(10,400)
Deferred compensation of officers, directors, and executives	(19,000)	(235,000)
Accrued expenses payable to officers, directors, and affiliates	325,273	192,651
Accounts payable	310,937	27,810
Accrued expenses	470,392	24,855
Interest payable	82,383	14,117
Net cash used in operating activities	(1,042,032)	(4,503)

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(9,500,000)	-
Contribution to equity method investment	(5,524,000)	(4,081,000)
Purchase of residual portfolios	-	(492,000)
Purchases of property and equipment	(182,641)	-
Proceeds from sale of fixed assets	21,306	-
Net cash used in investing activities	(15,185,335)	(4,573,000)

FINANCING ACTIVITIES
Borrowings on senior notes	10,170,000	3,000,000
Senior note repayment	-	(2,700,000)
Borrowings on subordinated notes	1,950,000	1,600,000
Issuance of common stock and warrants	4,638,447	2,805,000
Restricted cash	273,973	155,000
Payments on note payable	(110,994)	(33,349)
Payments on deferred financing costs	(570,000)	(302,500)
Net cash provided by financing activities	16,351,426	4,524,151

Increase (decrease) in cash and equivalents	124,058	(53,352)
Cash and equivalents, beginning of year	314,309	367,661
Cash and equivalents, end of period	$ 438,367	$ 314,309

SUPPLEMENTAL INFORMATION
Interest paid	$ 2,052,732	$ 787,825
Noncash investing and financing transactions:
Common stock issued to acquire equity investment	1,476,924	3,646,155
Common stock issued as stock-based compensation for equity awards and services	605,521	456,000
Common stock issued in exchange for residual portfolios	-	40,845
Warrants issued as part of debt and equity financings	421,042	69,000
Subordinated debt converted to common stock	950,699	-
Notes payable for insurance premiums	124,287	33,383

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - OVERVIEW

The Company

In these consolidated financial statements, references to “Calpian,” “Company,” “we,” “us,” and “our” refer to Calpian, Inc. (“CLPI”) and its subsidiary, Calpian Commerce, Inc. (“CCI”), unless the context requires otherwise.

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

2014	2015	2016	2017	2018	Thereafter	Total
$ 1,894,233	$ 1,605,856	$ 1,340,561	$ 1,117,821	$ 933,004	$ 2,718,184	$ 9,609,659

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

The combined balance sheets and results of operations of DPPL and MMPL as of December 31, 2013 and for the year then ended are summarized as follows:

	December 31,
	2013	2012

Current Assets	$ 7,119,174	$ 1,896,749
Long Term Investments	367,041	2,119,105
Total Assets	7,486,215	4,015,854
Current Liabilities	2,921,909	1,305,808
Long Term Liabilities	205,249	61,576
Total Liabilities	3,127,158	1,367,384
Capital	4,359,057	2,648,470
Total Liabilities and Capital	$ 7,486,215	$ 4,015,854

	Year Ended
	December 31,
	2013	2012

Total Revenues	$ 33,119,945	$ 30,073,746
Gross Profit	322,116	427,159
Total Expenses	1,119,342	1,283,041
Net Income	$ (1,022,449)	$ (1,023,727)

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

	December 31,
	2013	2012

Carrying value of investment	$ 10,124,831	$ 6,854,004

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

(in thousands of dollars)
Balances as of the date indicated	12/31	9/30	6/30	3/31
Equity Investment Balance
Previous reported	$ 10,125	$ 8,942	$ 9,014	$ 7,857
Revised balance	10,125	10,256	11,063	8,291
Difference	-	(1,314)	(2,049)	(434)

Accumulated Other Comprehensive Income balance
Previous reported	(30)	2,688	1,775	90
Revised balance	(30)	(30)	(23)	(1)
Difference	$ -	$ 2,718	$ 1,798	$ $91

6 - DEBT

Senior Credit Facility

As of December 31, 2013 and 2012, the outstanding balance under the senior credit facility was as follows:

	2013	2012

Borrowings on senior credit facility	$ 13,170,000	$ 3,000,000
Less: debt discount	-	-
Net senior credit facility	$ 13,170,000	$ 3,000,000

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

	2014	2015	2016	Total
Senior notes payable	$ 2,195,000	$ 6,585,000	$ 4,390,000	$ 13,170,000
Subordinated notes payable	3,800,000	-	1,000,000	4,800,000
Convertible subordinated notes	400,000	-	-	400,000
Note payable	20,864	-	-	20,864
	$ 6,415,864	$ 6,585,000	$ 5,390,000	$ 18,390,864

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

We have issued common stock for the acquisition of residual portfolios and our equity investment in DPPL (Note 4).  In 2012, we sold 1,832,506 shares in private placements for $2,805,000, including the $56,250 fair value of 112,500 warrants as part of unit subscriptions.  Also in 2012, a total of 304,000 shares with a fair value of $456,000 based on common stock private placements were issued for consulting, financial,  international acquisition advisory, and public relations services. In 2013, 2,560,142 shares were sold in private placements for $4,089,000, including the $1,261,036 fair value of 2,078,737 warrants as part of unit subscriptions, 391,920 shares were issued in the cashless exercise of 804,467 warrants, equity awards totaling 431,250 shares for consulting and other services having a total fair value of $514,375, and equity awards totaling 18,100 shares to certain DPPL employees having a $27,150 fair value.

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

Significant components of our deferred tax assets and liabilities were:

	2013	2012
Warrants	$ 330,041	$ 1,112,946
Net operating loss carryovers	3,652,023	928,022
Development stage losses	401,136	399,243
Equity investment	497,321	262,217
Equity to Third Party Service Providers	59,507	-
Residual portfolio amortization	153,681	54,565
Management equity awards	133,192	23,610
Total deferred tax assets	5,226,901	2,780,603

Deferred tax liabilities:
Debt discount	(134,091)	102,987
Fixed Assets	22,744	-
Intangibles	(1,590)	453
Total deferred tax liabilities	(112,937)	103,440
Net deferred tax assets		2,677,163

Valuation allowance	(5,115,556)	(2,677,616)
Deferred tax liability	$ (1,590)	$ (453)

Significant components of our income tax provisions were:

	Year Months Ended
	December 31,
	2013	2012
Current state (over provision)	$ -	$ (18,643)
Deferred federal	-	(1,196,268)
Deferred tax asset write off	-	-
Valuation allowance	-	1,196,721
	$ -	$ (18,190)

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Year Months Ended
	December 31,
	2013	2012
Loss before income taxes	$ (1,626,363)	$ (1,223,163)
Deferred tax asset write off	-	-
Deferred tax valuation allowance	2,437,940	1,196,721
Permanent items	24,005	20,556
State tax net of federal tax benefit	-	(12,304)
Equity Investment Adjustment	(129,579)	-
Other	(355,650)	-
Prior Period Adjustments	(350,353)	-
	$ -	$ (18,190)

11 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At December 31, 2013 and 2012, outstanding equity instruments that were not included in the dilutive calculation because their effect would be anti-dilutive were:

	2013	2012
Warrants	4,657,496	2,449,893
Stock options	900,000	400,000
Convertible subordinated notes	216,664	566,665
Total	5,774,160	3,416,558

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

None

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

CALPIAN, INC.

(Registrant)

March 31, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and
Harold H. Montgomery	Secretary	March 31, 2014
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	March 31, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	March 31, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	March 31, 2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	March 31, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	March 31, 2014
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