Form 10-KT
period 2014-03-31
Calpian, Inc.
filed 2014-08-11
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to March 31, 2014

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

Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2013, was $17,262,701, computed as the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.  For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 34,619,715.

EXPLANATORY NOTE

On May 1, 2014, we filed a Current Report on Form 8-K reporting that, on April 25, 2014, our Board of Directors unanimously authorized a change to our fiscal year end from December 31st to March 31st in order to align our audit resources with that of our majority-owned subsidiary, Digital Payment Processing Limited, which Indian company is required to submit audited financial statements as of March 31st of each year to the Indian government. Consequently, we are filing this Transition Report on Form 10-K for the three-month transition period ended March 31, 2014.

Documents Incorporated By Reference

None

INTRODUCTORY COMMENT

In this Transition Report on Form 10-K, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our.”

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

In March 2012, the Company began to acquire equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“Money-on-Mobile”).  Both companies are organized under the laws of India and headquartered in Mumbai, India.  Money-on-Mobile is a contractual variable interest entity of DPPL.  As of March 31, 2014, the Company has acquired 69.5% of the outstanding common stock of DPPL.  The Company and DPPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of DPPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.  Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of Money-on-Mobile, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of Money-on-Mobile to its customer base.

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million.

Business Overview

The Company operates three business segments: acquisitions of residual cash flows through Calpian, Inc., Money-on-Mobile, a mobile wallet service used to pay for goods and services from a mobile phone and to make other financial transactions, such as sending or receiving money; and an independent sales organization in the U.S. with merchant servicing revenue streams through Calpian Commerce Inc.

Calpian – Residual Portfolio Acquisitions

We are in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We do not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).  In addition, we invest in payments-industry related opportunities.

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

Payment processors focusing on large merchants including Elavon, Inc., Chase Paymentech Solutions, LLC, First Data Merchant Services Corporation, RBS Lynk, and National Processing Company and Retriever Payment Systems, leverage their capital investment in processing infrastructure over the largest number of transactions to lower their marginal cost of processing a transaction.  This scale allows these large processors to sell services at low per-transaction cost to the largest merchants with high processing volumes.

The payment processors with a medium-sized merchant base compete based on a similar ability to leverage their infrastructure, but typically focus on regional and smaller national merchants.  The small merchant segment is traditionally best served by the ISO sales channel.

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

MONEY ON MOBILE  – ELECTRONIC PAYMENTS IN INDIA

Digital Payments Processing Limited (“DPPL”), and its contractual variable interest entity, My Mobile Payments Limited, work together to deliver a payment processing service, owned by My Mobile Payments Limited, known as Money-on-Mobile.  Money-on-Mobile allows consumers to use cellular phones to make certain routine payments for utilities or to transfer currency to other consumers using text-messaging technology.  The distributor, retailer, customer contracts, and the license to operate issued by the Reserve Bank of India are the property of Money-on-Mobile which maintains custody of customers’ funds in accordance with India’s regulations.  DPPL owns and operates the customer support call center and sales support functions holding licenses from Money-on-Mobile for all the intellectual property necessary to process transactions.

Calpian representatives Messrs. Montgomery and Arey are two of the four members of DPPL’s board of directors.  Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote.  Mr. Montgomery also is one of 6 members of Money-on-Mobile’s board.  Mr. Shashank M. Joshi, a Calpian director, is a founder and managing director of both DPPL and Money-on-Mobile.

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

Money-on-Mobile Business Model

 The Money On Mobile service launched in April 2011 and currently has more than 85 million unique phone number users in a network of more than 180,000 retailers spanning almost every consumer market sector, and it processed over $156 million in transactions in 2013.

Money-on-Mobile is a mobile wallet (“M-wallet”) similar to carrying a prepaid debit card on a mobile phone.  It can be used to pay for goods and services from the mobile phone as well as making other financial transactions such as sending or receiving money anytime and anywhere.  The user can have a single personal account or link to multiple family and friend accounts for gifting purposes or transferring funds.  All transactions are completed in real time.

For businesses, Money-on-Mobile acts as an intermediary, a single vendor providing minutes inventory from most cell and DTH providers, allowing a small retailer to sell minutes from any provider.  Money-on-Mobile provides faster payment processing, financial transaction security, and services such as customer loyalty programs, discount schemes, and special promotions.  Money-on-Mobile can compile up-to-date intelligence about its merchants’ prospective customers from the ever-growing volume of daily transactions it process allowing merchants to stay in touch with market trends and quickly make decisions about their promotion activities including mobile-based advertising.

Money-on-Mobile service uses cell telephone numbers to identify both the sender and the recipient.  The user loads virtual currency into the Money-on-Mobile system paying cash at any one of thousands of independent retailer stores.  To move funds from the user’s account to another account, a text message to Money-on-Mobile tells who and what amount to pay.  The amount is instantly deducted from the user’s account and credited to the recipient’s account, and both parties receive a confirmation within a few seconds.

CALPIAN COMMERCE INC. – MERCHANT PAYMENT PROCESSING SERVICES

Our wholly owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

Employees

At March 31, 2014, Calpian and Calpian Commerce employed 57 people.  During the year, we utilized independent consultants to assist with accounting, financial reporting, and administrative matters.  Money-on-Mobile employed 382 full and part-time people.

Calpian and our affiliates have no employment or collective bargaining agreements and we believe our employee and independent contractor relationships are satisfactory.

Intellectual Property

Among the assets acquired and comprising Calpian Commerce are proprietary software products, trademarks, trade names, and other intellectual property together with the related patent and copyright filings and documents protecting such property.

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

Risks Relating To Our Residual Portfolio and Merchant Processing Services Businesses

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

Risks Relating To Our Money-on-Mobile

We lack overseas investing experience.

Money-on-Mobile is our first investment outside of the U.S. and our management team has limited international investing experience.  We could misunderstand regulatory, cultural, or other pervasive aspects of doing business in India that could negatively impact our investment or our results of operations.

We anticipate the industry in which Money-on-Mobile operates will be subject to intense competition.

There are several direct competitors to Money-on-Mobile currently conducting business in India, and some have access to large markets of existing phone subscribers.  Once these companies fully implement their strategies, the competition in India for the services being provided by Money-on-Mobile may intensify significantly.

The payments industry in India is subject to extensive regulation.

Payment system operators like Money-on-Mobile are subject to the Indian Payments and Settlement Systems Act 2007 and operate under the authority and board oversight of the Reserve Bank of India (“RBI”).  Although the RBI has reviewed the operations, systems, and processes of Money-on-Mobile, and has licensed it to operate a payments system in India through October 24, 2018, the RBI has the authority to revoke this license at any time should Money-on-Mobile's operations not continue to meet standards primarily relating to the custody of, and accountability for, consumer funds.  Such revocation would seriously and negatively affect the value of Money-on-Mobile.  In addition, increased regulatory focus could result in additional obligations or restrictions with respect to the services Money-on-Mobile provides.

Money-on-Mobile is subject to the risks faced by new businesses.

Money-on-Mobile is an early-stage company with a limited operating history and is, therefore, subject to many of the risks and uncertainties faced by new enterprises.  There is no assurance Money-on-Mobile will be able to manage its business effectively, identify, employ, and retain any needed management or technical personnel, further develop and implement its services, obtain third-party contracts or financing, or achieve the other components of its business plan.

Money-on-Mobile's services may not gain wide acceptance in the market.

Because the majority of personal payments in India have historically been made in person, in cash, and in advance, there is no assurance the services provided by Money-on-Mobile will be generally accepted by the Indian consumer.

Evolving products and technological changes could make Money-on-Mobile's services obsolete.

We anticipate the services being offered by Money-on-Mobile will continue to evolve and be subject to technological change.  Accordingly, Money-on-Mobile's ability to maintain a competitive advantage and build its business requires it to continually invest in research and development.  Many of the companies we expect to compete with Money-on-Mobile have greater capital resources, research and development staffs, and facilities than Money-on-Mobile.  Money-on-Mobile's services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches.

Money-on-Mobile's technology platform will require upgrades.

Money-on-Mobile's processing technology platform will require upgrades to meet the company's business plan, and new problems or delays could develop and limit Money-on-Mobile’s ability to grow.

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

Government actions in the future could have a significant effect on the Indian economy and have a material adverse effect on the ability Money-on-Mobile to achieve its business objectives.

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

Money-on-Mobile’s functional currency is the Indian rupee, and its financial statements must be converted to U.S. dollars when preparing our financial statements.  Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate and a weakening rupee relative to the U.S. dollar would negatively impact our earnings.  Additionally, the return on our investment in DPPL, if any, may be less than expected if the exchange rates are less favorable at the time of realization.

Exchange controls in India may limit Money-on-Mobile’s ability to utilize its cash flow effectively.

We expect to be subject to India’s rules and regulations on currency conversion with respect to our investments in DPPL.  In India, the Foreign Exchange Management Act ("FEMA") regulates the conversion of the Indian rupee into foreign currencies.  Today, companies in many industries are permitted to operate in India without any special restrictions, effectively placing them on par with wholly, Indian-owned companies.  Foreign exchange controls also have been substantially relaxed.  However, the Indian foreign exchange market is not yet fully developed, and there is no assurance the Indian authorities will not revert to regulating companies and imposing new restrictions on the convertibility of the Indian rupee.  Any future restrictions on currency exchanges may limit our ability to repatriate Money-on-Mobile’s earnings or receive dividends.

We may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against Money-on-Mobile.

Money-on-Mobile is organized in India and all of its assets are located in India.  As a result, in the event of a dispute between Money-on-Mobile and us, we may be unable to effect service of process upon Money-on-Mobile outside of India.  In addition, we may be unable to enforce against Money-on-Mobile judgments obtained in U.S. courts.

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

ITEM 3LEGAL PROCEEDINGS

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated

November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of March 31, 2014, $100,000 of the settlement has been paid and the remaining $150,000 is accounted for in 'Accrued liabilities’ on the Company's balance sheet.

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

	High	Low
Fiscal 2014
First Quarter	$ 2.12	$ 1.10
Second Quarter	2.01	0.88
Third Quarter	2.01	1.10
Fourth Quarter	1.75	1.20
Fiscal 2013
First Quarter	$ 3.25	$ 3.25
Second Quarter	3.25	2.00
Third Quarter	2.65	1.01
Fourth Quarter	2.58	1.02

The last price of our common stock as reported by Nasdaq.com on August 7, 2014 was $0.93.

Common Shareholders

On July 31, 2014, we had approximately 823 shareholders of record.

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

Shares Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 Equity Incentive Plan as of March 31, 2014.

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

Equity Securities Sold

In the quarter ending March 31, 2014, the Company completed additional closings of its private placement of equity pursuant to which it sold 6,130,570 shares of its common stock at a price ranging from $1.00 to $1.40 per share in connection with issuing a total of 1,573,411 warrants exercisable between $1.25 to $1.80 resulting in gross proceeds to the Company of $11,098,909.  During the same period, the Company:

•	Issued 254,585 shares of common stock valued between $1.20 and $1.75 per share for consulting services;
•	Issued 37,000 shares of common stock valued at $0.95 per share pursuant to a settlement agreement;Issued 66,667 shares of common stock valued at $1.50 pursuant to a debt conversion;
•	Issued 300,000 warrants exercisable at $.001 per share for up to five years pursuant to subordinated promissory notes;
•	Issued 1,000 shares of Series C Preferred at $1,000 per share pursuant to financing;

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

OVERVIEW

Calpian, Inc. (“CLPI”) is in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We do not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).  In addition, we invest in payments-industry related opportunities.

Money-on-Mobile delivers a payment processing service in India. Money-on-Mobile allows consumers to use cellular phones to make certain routine payments for utilities or to transfer currency to other consumers using text-messaging technology.

In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  Calpian Commerce provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to merchants operating in physical “brick and mortar” business environments and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

RESULTS OF OPERATIONS

For the year ended March 31, 2014 compared to the year ended March 31, 2013, the results for our three business segments were as follows:

	Year Ended
	March 31,
	2014	2013
Revenues:
Calpian, Inc.	$ 3,777,484	$ 3,411,029
Calpian Commerce	21,400,459	953,240
Money-on-Mobile	29,710,288	-
	$ 54,888,231	$ 4,364,269

Cost of sales:
Calpian, Inc.	$ 1,172,438	$ 1,037,171
Calpian Commerce	16,954,723	720,005
Money-on-Mobile	29,202,360	-
Total cost of sales	47,329,521	1,757,176
Gross profit	$ 7,558,710	$ 2,607,093

Net income (loss):
Calpian, Inc.	$ (5,142,054)	$ (4,228,700)
Calpian Commerce	(917,909)	35,293
Money-on-Mobile	(858,974)	-
Other	(40,117)	-
	$ (6,959,054)	$ (4,193,407)

The significant increases in 2014 revenues and gross profit are mainly attributable to the consolidation of Money-on-Mobile into the Company’s financials statements beginning January 2014 and the acquisition of Calpian Commerce on March 15, 2013.

Revenues for Calpian, Inc. in 2014 were lower than in 2013 due to normal portfolio attrition.  Gross profits were approximately 31% in 2014 compared to 30% in for 2014 and 2013, respectively.   General and administrative costs increased by approximately $2.9 million compared to 2013 due to (1) a $250,000 lawsuit settlement (see Note 17 of the notes to our financial statements in Part I, Item 8 of this Report), (2) one-time costs of approximately $2.1 million of costs associated with equity fundraising, and (3) costs associated with the implementation of the company’s global enterprise accounting solution of approximately $500,000.

Reported revenues, gross profits, and general and administrative costs related to Calpian Commerce increased in 2014 compared to 2013 mainly due to the inclusion of twelve months of operations for the period ended March 31, 2014, while the 2013 results include only the short period from March 15, 2013 through March 31, 2013.

Money-on-Mobile became majority owned on January 6, 2014, at which time the Company began to consolidate the results of its operations.  Prior to the acquisition, the Company accounted for the results of operations for Money-on-Mobile using the equity method of accounting.

Additionally, the Company incurred interest and financing costs of $2,462,404 and $926,499 for 2014 and 2013, respectively.  Net losses were approximately $7.0 million, or $0.25 per share in 2014 compared to $4.2 million, or $0.19 per share in 2013.  Due to net losses, the Company had no current federal tax provision in either 2014 or 2013 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, the results for our three business segments were as follows:

	Three Months Ended
	March 31,
	2014		2013
Revenues:
Calpian, Inc.	$ 868,197		$ 849,715
Calpian Commerce	4,521,225		875,413
Money-on-Mobile	29,710,288		-
Other	485,440		50,686
	$ 35,585,150		$ 1,775,814

Gross profit:
Calpian, Inc.	603,711	-	555,577
Calpian Commerce	750,126	-	184,988
Money-on-Mobile	507,928	-	-
Other	256,888	-	41,028
	$ 2,118,653		$ 781,593

LIQUIDITY AND CAPITAL RESOURCES

Cash used by consolidated operating activities in the year ended March 31, 2014 and 2013 was $3,650,448 and $807,129, respectively.

The Company’s general and administrative expenses accounted for most of the cash used in its operations.  These expenses included $1.4 million spent on financing efforts, the majority of which was broker commissions.

As of March 31, 2014 the Company had a $14.5 million senior credit facility under which the Company has $13.1 million in principle outstanding. Of the $14.2 million available, $10.2 million was utilized to finance loan costs and the $9.75 million business acquisition of Calpian Commerce, and $2.9 million was utilized to finance residual acquisitions. The $10.2 million utilized to acquire Calpian Commerce included $250 thousand in unrestricted cash that was included in the assets transferred to the Calpian Commerce subsidiary.  The $1.4 million balance remaining at March 31, 2014, under the facility is restricted to the acquisition of additional credit card residuals in the U.S.  Proceeds from sales of our common stock and warrants in private placements and subordinated debt borrowings were $11.5 million and $6.4 million in 2014 and 2013, respectively.

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

The Company plans to raise additional debt to support residual acquisitions and additional equity to support further expansion of Money-On-Mobile operations in India.

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

We believe the critical accounting policies described below involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Valuation of warrants and options
•	Amortization of residual portfolios
•	Goodwill impairment
•	Fair value measurements
•	Valuation of deferred tax net assets

As our operations expand, we may identify additional critical accounting policies in the future.

Valuation of Warrants and Options

The Company’s warrants and options are recorded at grant date at fair value using the Black-Scholes option pricing model.  This model requires management to make certain estimates including the fair value of the Company’s stock, its volatility, risk free interest rates, and expected term.

Amortization of Residual Portfolios Acquired

The Company amortizes its investment in merchant portfolios based upon the future expected cash flows derived from each individual portfolio acquired as each portfolio is underwritten separately and may reflect unique cash flow patterns.  The future expected cash flow is evaluated periodically and the future amortization is adjusted prospectively.  The Company recognized amortization expense related to its residual portfolios business segment of $1,172,438 and $1,057,093 in 2014 and 2013, respectively.  The Company recognized amortization expense related to its processing business segment of $1,111,579 and $71,805 in 2014 and 2013, respectively.

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

We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. As of March 31, 2014 and 2013, the carrying value of Goodwill was $21,619,870 and $2,341,928, respectively.

Fair value measurements used in business combinations

The fair value measurements of the assets of the business combinations are provisional, including the valuation of non-controlling interest and intangibles, pending receipt of the final valuations for those assets.

Valuation of deferred tax net asset

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

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attrition

Our primary market risk to both our residual portfolio and processing business segments is merchant attrition.  Merchant attrition, a normal part of the payment processing industry, results from a number of factors including pricing pressure from competitors, general domestic economic conditions, and the ability of the merchant to move to another processor.  As a portfolio’s attrition rate inversely impacts future cash flows, in underwriting residual portfolios we acquire we endeavor to conservatively estimate the portfolio’s future attrition rate based on its current attrition rate, its long-term historical attrition rate, the attrition rate of comparable portfolios, and the experience of our executives in valuing and acquiring residual portfolios (see “Business Experience” in Item 10 of Part III of this Annual Report).

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

Merchant and Transaction

In our processing business segment, effective merchant and transaction risk management helps us minimize merchant losses.  The Company has developed risk management procedures to help protect us from fraud perpetuated by our customers.  These procedures include, among others, employing certain underwriting guidelines when assessing new merchant applications, including the establishment of merchant reserve requirements, processing limits, or transaction amount thresholds.  We use daily merchant account monitoring to aid in the identification of suspicious or fraudulent merchant transactions.  Questionable transactions are held for further review, and if necessary, the Company will interview the merchant or verify the transaction with the issuing bank.  If a merchant exceeds any parameters established under our underwriting or risk monitoring guidelines, our underwriting and risk investigators will identify the incident and take appropriate action to reduce our exposure to the loss.  Such action may include requesting additional transaction information, withholding or diverting merchant funds, verifying delivery of merchandise, limiting the merchant’s ability to process further transactions, or terminating our merchant agreement.

Additionally, our sponsor banks review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and Mastercard operating rules and regulations.  Although the Company believes it employs effective underwriting and risk management processes and procedures to minimize the exposure of potential loss from merchant, the Company cannot guarantee certain losses may occur.

Money-on-Mobile

Our primary market risk for Money-On-Mobile is availability of capital to purchase inventory as there is no functional credit system in the primary market and all parties are operating on a pre-paid basis. Money-On-Mobile must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays. This is made more critical since these are the periods when the

Money-On-Mobile service is naturally most in demand. A number of other market risk factors exist, including pricing pressure from vendors, general domestic economic conditions, and the ability of Money-On-Mobile retailers to direct customers to alternative payment systems.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Calpian, Inc.:

We have audited the accompanying consolidated balance sheets of Calpian, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, shareholders’ deficit, and cash flows for the years ended March 31, 2014 and 2013. Calpian, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calpian, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP

Plano, Texas

August 11, 2014

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS

Current Assets
Cash and equivalents	$ 8,078,505	$ 585,717
Accounts receivable	1,194,117	459,467
Restricted cash	52,994	56,967
Inventory	2,997,872	24,999
Other current assets	1,758,270	322,338
Total current assets	14,081,758	1,449,488
Property and equipment	398,958	183,963
Residual portfolios	9,095,133	11,328,992
Equity investment - Money-on-Mobile	-	8,291,207
Other equity investments	301,680	-
Deferred financing costs	324,126	540,210
Goodwill	21,619,870	2,341,928
Other intangible assets, at cost	1,351,965	184,948
Other non-current assets	958,196	421,000
Total assets	$ 48,131,686	$ 24,741,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 985,616	$ 116,765
Accrued liabilities	1,594,743	577,921
Related party payables	725,286	393,589
Current portion of long-term debt	7,260,800	1,100,000
Deferred revenues	595,929	-
Total current liabilities	11,162,374	2,188,275
Long-term debt	13,374,296	17,159,220
Other non-current	214,836	-
Total liabilities	24,751,506	19,347,495

Shareholders' Equity
Preferred stock	1,000,000	-
Common stock	29,022	23,916
Stock subscribed	7,056	-
Additional paid-in capital	29,494,797	14,159,576
Accumulated deficit	(15,382,512)	(8,790,446)
Noncontrolling interest	7,230,120	-
Cumulative other comprehensive income	1,001,697	1,195
Total shareholders' equity	23,380,180	5,394,241
Total liabilities and shareholders' equity	$ 48,131,686	$ 24,741,736

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues
Residual portfolios	$ 3,777,484	$ 3,411,029	$ 868,197	$ 849,715
Processing fees	19,304,740	895,334	4,521,225	875,413
Money-on-Mobile	29,710,288	-	29,710,288	-
Other	2,095,721	57,906	485,440	50,686
Total revenues	54,888,233	4,364,269	35,585,150	1,775,814
Cost of revenues
Residual portfolio amortization	1,192,360	1,037,171	264,486	294,138
Processing and servicing	15,994,696	710,347	3,771,099	690,425
Money-on-Mobile	29,202,360	-	29,202,360	-
Other	940,107	9,658	228,552	9,658
Total cost of revenues	47,329,523	1,757,176	33,466,497	994,221
Gross profit	7,558,710	2,607,093	2,118,653	781,593

General and administrative expenses
Salaries and wages	3,525,464	1,088,864	1,236,682	275,180
Selling, general and administrative	8,810,547	2,248,264	3,621,769	795,043
Depreciation and amortization	227,321	8,298	136,981	8,298
Total general and administrative	12,563,332	3,345,426	4,995,432	1,078,521
Operating loss	(5,004,622)	(738,333)	(2,876,779)	(296,928)

Other income / (expenses)
Interest expense	(3,147,567)	(2,632,931)	(906,957)	(413,864)
Equity investment gain / (loss)	1,191,374	(822,143)	5,014,565	(103,981)
Gain/ (loss) on sale of assets	1,761	-	1,761	-
Total other income/(expenses)	(1,954,432)	(3,455,074)	4,109,369	(517,845)
Net income (loss) before income taxes	(6,959,054)	(4,193,407)	1,232,590	(814,773)

Income tax expense (benefit)	-	-	-	-

Net income (loss)	(6,959,054)	(4,193,407)	1,232,590	(814,773)

Net loss attributable to noncontrolling interest	(366,988)	-	(366,988)	-
Net loss attributable to Calpian, Inc. shareholders	(6,592,066)	(4,193,407)	1,599,578	(814,773)

Other comprehensive income (loss):
Currency translation adjustments	1,000,502	-	1,000,502	2,985
Total comprehensive income (loss)	$ (5,958,552)	$ (4,193,407)	$ 2,233,092	$ (811,788)

Comprehensive income (loss) attributable to:
Noncontrolling interest	(213,879)	-	(213,879)	-
Calpian, Inc. shareholders	6,172,431	(4,193,407)	2,423,935	(814,773)

Net loss per share, basic and diluted	$ (0.25)	$ (0.19)	$ 0.04	$ (0.03)
Weighted average number of shares outstanding, basic and diluted	28,234,061	22,640,735	30,604,684	23,907,639

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
OPERATING ACTIVITIES

Net income (loss)	$ (6,959,054)	$ (4,193,407)	$ 1,232,590	$ (814,773)

Adjustments to reconcile net income (loss) to cash used in operating activities
Equity investment loss (income)	(1,191,374)	822,143	(5,002,355)	156,184
Deferred financing cost amortization	216,084	1,518,310	(92,074)	332,915
Residual portfolio amortization	2,248,740	929,207	514,794	303,599
Subordinated note discount amortization	423,529	373,039	175,473	78,918
Depreciation and amortization	208,555	8,298	160,822	8,298
Impairment of intangible assets	61,500	-	61,500	-
Stock based compensation	360,005	2,680	29,284	-
Equity awards issued for services	458,124	456,000	446,995	-
Loss on disposal of property and equipment	8,635	-	-	-
Deferred tax liabilities
Changes in operating assets and liabilities:
Accounts receivable	302,163	(321,057)	(85,748)	(316,539)
Inventory	(823,021)	(24,999)	(816,605)	(24,999)
Other assets	1,177,116	(442,428)	1,505,541	(123,674)
Related party payables	331,697	393,589	5,013	(1,412)
Accounts payable	228,442	(188,185)	(31,596)	65,540
Accrued liabilities	664,420	(140,319)	429,394	295,793
Deferred revenue	576,814	-	576,814	-
Other liabilities	(1,969,973)	-	(1,993,769)	4,085
Net cash used in operating activities	$ (3,677,598)	$ (807,129)	$ (2,883,927)	$ (36,065)

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	$ 301,341	$ 250,000	$ 301,341	$ 250,000
Contribution to equity method - Money-on-Mobile	-	-	(212,210)	-
Investment in equity method - Money-on-Mobile	(4,324,060)	(4,216,000)		(1,437,203)
Contribution to equity method investment	(90,000)	-	(90,000)	-
Purchases of property and equipment	(242,496)	(12,759)	(61,482)	(12,759)
Acquisition of intangible assets	(52,054)	-	(52,054)	-

Net cash (used in) provided by investing activities	$ (4,407,269)	$ (3,978,759)	$ (114,405)	$ (1,199,962)

FINANCING ACTIVITIES
Borrowings on senior notes	$ 3,000,050	$ 720,000	$ 3,000,050	$ 420,000
Borrowings on subordinated notes	300,000	4,650,000	-	1,650,000
Payments on notes payable	-	(1,303,075)	-	(7,570)
Issuance of common stock and warrants	10,631,646	1,740,006	6,554,399	35,005
Issuance of Series B preferred stock	550,951	-	-	-
Issuance of Series C stock	1,000,000	-	1,000,000	-
Payments on deferred financing fees	-	(860,000)	-	(860,000)
Change in restricted cash	3,973	-	(43,170)	-
Payments on deferred financing fees	-	-	-	-
Contributions made by non-controlling interest	97,108	-	97,108	-

Net cash provided by financing activities	$ 15,583,728	$ 4,946,931	$ 10,608,387	$ 1,237,435

Foreign currency effect on cash flows	(6,073)	-	(4,916)

Net change in cash and cash equivalents	7,492,788	161,043	7,605,138	1,408
Cash and cash equivalents at beginning of year	585,717	424,674	473,367	584,309
Cash and cash equivalents at end of period	$ 8,078,505	$ 585,717	$ 8,078,505	$ 4585,717

SUPPLEMENTAL INFORMATION
Common stock issued to acquire equity investment	1,504,074	3,646,155	-	-
Common stock issued in exchange for residual portfolios	14,880	15,000	-	-
Warrants issued as part of debt and equity financings	392	490,434	-	421,436
Subordinated debt converted to common stock	1,050,703	-	100,000	-
Issuance of warrants with debt	297,000	-	297,000	-
Series B preferred stock converted to common stock	550	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

													Other
	Series B Preferred		Series C Preferred		Common Stock			Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Deficit	Interests	Income	Total

Balance, March 31, 2012	-	$ -	-	$ -	20,054,366		$ 20,054	-	$ -	$ 7,813,163	$ (4,597,039)	$ -	$ (1,790)	$ 3,234,388

Acquisition of residual portfolios	-	-	-	-	10,000		10	-	-	14,990	-	-	-	15,000
Contribution to Money-on-Mobile	-	-	-	-	2,430,770		2,431	-	-	3,643,724	-	-	-	3,646,155
Issuance of common stock	-	-	-	-	1,116,670		1,117	-	-	1,673,884	-	-	-	1,675,001
Warrants issued in financing transactions	-	-	-	-	-		-	-	-	555,439	-	-	-	555,439
Stock issued for services	-	-	-	-	304,000		304	-	-	455,696	-	-	-	456,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	2,680	-	-	-	2,680
Net loss	-	-	-	-	-		-	-	-	-	(4,193,407)	-	-	(4,193,407)
Foreign currency translation adjustment	-	-	-	-	-		-	-	-	-	-	-	2,985	2,985

Balance, March 31, 2013	-	-	-	-	23,915,806		23,916	-	-	14,159,576	(8,790,446)	-	1,195	5,394,241

Acquisition of residual portfolios	-	-	-	-	10,941		11	-	-	14,869	-	-	-	14,880
Contribution to Money-on-Mobile	-	-	-	-	1,248,670		1,249	-	-	1,502,825	-	-	-	1,504,074
Fair value of noncontrolling interest in business combination	-	-	-	-	-		-	-	-	-	-	7,500,000	-	7,500,000
Noncontrolling interest contribution	-	-	-	-	-		-	-	-	-	-	97,108	-	97,108
Issuance of common stock	-	-	-	-	1,784,043		1,784	6,889,170	6,889	7,566,467	-	-	-	7,575,140
Warrants issued in financing transactions	-	-	-	-	-		-	-	-	3,353,506	-	-	-	3,353,506
Warrants exercised to common stock	-	-	-	-	391,920		392	-	-	(392)	-	-	-	-
Conversion of debt to common stock	-	-	-	-	633,802		633	66,667	67	1,050,003	-	-	-	1,050,703
Stock issued for services	-	-	-	-	622,835		623	100,000	100	937,401	-	-	-	938,124
Stock-based compensation	-	-	-	-	-		-	-	-	360,005	-	-	-	360,005
Issuance of Series B preferred stock	550,000	550	-	-	-		-	-	-	550,401	-	-	-	550,951
Conversion of Series B to common stock	(550,000)	(550)	-	-	414,249		414	-	-	136	-	-	-	-
Issuance of Series C preferred stock	-	-	1,000	1,000,000	-		-	-	-	-	-	-	-	1,000,000
Net loss	-	-	-	-	-		-	-	-	-	(6,592,066)	(366,988)	-	(6,959,054)
Foreign currency translation adjustment	-	-	-	-	-		-	-	-	-	-	-	1,000,502	1,000,502

Balance, March 31, 2014	-	$ -	1,000	$ 1,000,000	29,022,266		$ 29,022	7,055,837	$ 7,056	$ 29,494,797	(15,382,512)	$ 7,230,120	$ 1,001,697	$ 23,380,180

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - OVERVIEW

The Company

In these consolidated financial statements, references to “Calpian,” “Company,” “we,” “us,” and “our” collectively refers to Calpian, Inc., its wholly-owned United States subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), and its partially-owned joint venture, Calpian Residual Acquisition, L.L.C, and partially-owned Indian Money-on-Mobile enterprise, which includes Digital Payment Processing Limited, My Mobile Payments Limited and Payblox Technologies (India) Private Limited, unless otherwise noted.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements of the Company.

Calpian includes three distinct business units: residual portfolios, merchant payment processing services and its Money-on-Mobile enterprise.

Residual portfolios

Small and medium-sized retail merchants typically buy credit card processing and acquiring services from independent sales organizations (“ISOs”). ISOs are sales agents authorized by one or more credit card processors to sell processing and acquiring services on their behalf.  ISOs facilitate the merchant’s application for processing and acquiring services through approvals, credit checks, guarantees, etc. that are required before the merchant can be approved to accept consumer credit card payments.  ISOs then receive payments from the processor, as a commission, based on a percentage of future credit card transaction dollars that are processed on behalf of those merchants gathered by the ISO.  These future payment streams paid to the ISO by the processor are called residuals.  We purchase portfolios of residuals from ISOs at a discounted present value rate, and then we collect the future cash payments from the processors as future credit card transactions occur.

Merchant payment processing services

Through our acquisition of Calpian Commerce (See Note 3), we are an integrated provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit and debit card-based payment processing solutions, primarily to small and medium-sized merchants who operate either in physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

Money-on-Mobile

In March 2012, the Company began acquiring common stock of Digital Payments Processing Limited (“DPPL”), a newly-organized company based in Mumbai, India.  During 2012, DPPL entered into a services agreement with My Mobile Payments Limited (“MMPL”), an entity that shares common ownership with DPPL and is also based in Mumbai, India.  Collectively, DPPL, MMPL, and MMPL’s wholly-owned subsidiary, Payblox Technology (India) Private Limited (“Payblox”), operate the Money-on-Mobile enterprise.  In January 2014, the Calpian, Inc. acquired a majority of the common stock of DPPL, obtaining control of DPPL and, through DPPL’s services agreement, obtaining control of MMPL and Payblox.  As such, these entities are included in the Company’s consolidated financial statements (See Note 3).  Prior to obtaining control in January 2014, Money-on-Mobile was accounted for an equity method investment.

Money-on-Mobile offers electronic wallet services, similar to carrying a prepaid debit card, through a mobile phone.  Money-on-Mobile can be used to pay for goods and services and sending or receiving money using mobile phone text messages.

In India, end consumers are often required to prepay for certain utilities, such as mobile phone services.  Because bank accounts and credit cards are only used by a small portion of the Indian population, end consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.  Money-on-Mobile acts as an intermediary between a) the utility provider and distributors, b) distributors and end consumers, and c) end consumer and other parties.

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Money-on-Mobile maintains an inventory of these utility units held for resell.

As an intermediate between distributors and end consumers, distributors use Money-on-Mobile’s electronic wallet technology to a) allow end consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the end user.   Money-on-mobile earns a transaction fee for these services, paid by the end consumer.

Once an end consumer has established a Money-on-Mobile electronic wallet account, end consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile end consumers.  Money-on-mobile also earns a transaction fee for these services, paid by the end consumer.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us, on an ongoing basis, to make significant estimates and judgments that affect the reported values of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.  Significant estimates include future cash flows used in our calculation of residual portfolio amortization, fair values of warrants and equity awards granted, fair value of asset and liabilities acquired in our business acquisitions, the valuation allowance on deferred tax assets and liabilities, estimates for certain employee benefits and time off, and estimates in the valuation of foreign pension plan liabilities.

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

Foreign Currency Translation

The functional currency of wholly owned subsidiary DPPL, and of the variable interest entities MMPL and Payblox is the Indian rupee.  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component of shareholders’ equity.

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

Included in cash and equivalents are proceeds from investors for the purchase of Company securities.   These funds are designated for the purchase of future residual portfolios.  As of March 31, 2014 and 2013, the Company held cash designated for future portfolio purchases of $4,139,337 and $355,000 respectively.

Restricted Cash

We consider funds received which are held by us as merchant reserves against future losses to be restricted cash.  As of March 31, 2014 and 2013 the Company held as merchant reserves $52,994 and $56,967, respectively.

Accounts Receivable

Accounts receivable represents the uncollected portion of amounts recorded as revenues.  Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management.  Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses.  After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.  As of March 31, 2014 and 2013, the balance of the allowance for doubtful accounts was $29,826 and $0, respectively.

As of March 31, 2014, accounts receivable from two Indian distributors comprised 51% and 29% of total accounts receivable.  No other customers comprised greater than 10% of total accounts receivable as of March 31, 2014 or 2013.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, using the straight-line method based on estimated useful lives of three to five years.  Repairs and maintenance are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Residual Portfolios

Residual portfolios represent investments in recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States.  We acquire portfolios as long-term investments and expect to hold them to the point in time when a portfolio’s cash flows become nominal. Residual portfolios are recorded at cost and amortized into cost of revenues based on cash received.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments.  Each residual portfolio is amortized based on expected future cash flows.  Quarterly, we evaluate our cash flow estimates and prospectively adjust future amortization.

Equity Investment

Prior to obtaining control in January 2014 (See Note 3), Money-on-Mobile was accounted for as an equity method investment, as the Company had the ability to exercise significant influence, but did not control the enterprise and was not the primary beneficiary. Under the equity method of accounting, the Calpian, Inc. recorded its proportionate share of the net earnings or losses of Money-on-Mobile and a corresponding increase or decrease to the investment balances. In addition, the Company accounted for share issuances by Money-on-Mobile as if the Company had sold a proportional share of its investment and record any resulting gain or loss.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during years ended March 31, 2014 or 2013.

Deferred Financing Costs

The Company capitalizes third-party costs paid to obtain its debt financing.  Capitalized costs are then amortized using a straight-line basis over the related debt term into interest expense.

Goodwill

Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.  As of March 31, 2014, goodwill was $19,277,942 for our Money-on-Mobile reporting unit and was $2,341,928 for our Calpian Commerce reporting unit.

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.  For its annual impairment assessment for the year ended March 31, 2014, we determined it was more likely than not that the fair value of each of the reporting units exceeded the carrying values.  As a result, we concluded that goodwill was not impaired for the year ended March 31, 2014.

Intangible Assets

Intangible assets consist of software, customer lists, customer acquisition costs and trademark.  Management has not yet completed its valuation of the fair values of separately identifiable intangible assets acquired in its Money-on-Mobile business acquisition (see Note 3).  Capitalized finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Indefinite-lived assets are not amortized, but reviewed at least annual for potential impairment.

Impairment of Long-Lived Assets

In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  There were no adjustments to the carrying value of long-lived assets during the years ended March 31, 2014 or 2013.

Revenue Recognition

The Company has three primary revenue streams:  residual portfolios, merchant payment processing fees, and Money-on-Mobile transactions.

Residual portfolios

We recognize residual portfolio revenue based on actual cash receipts.

Merchant payment processing fees

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.  Processing fees are recorded as revenue in the period the Company receives payment for the transactions.

Generally, revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa), as Calpian Commerce bears the credit risk or the ultimate responsibility for the merchant accounts.  Included in cost of goods and services sold are the expenses covering interchange and bank processing expenses directly attributable to processing fee revenues are recognized in cost of revenues in the same period as the related revenue.

Revenues generated from certain portfolios are reported net of interchange, where we may not have credit risk, or the ultimate responsibility for the merchant accounts.

Money-on-Mobile

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Distributors often keep a prepaid balance with Money-on-Mobile to facilitate quick transactions.  Utility unit sales are recognized when utility units are delivered, either to the distributors or directly to the end users.  Often, distributors will maintain a prepaid balance in a Money-on-Mobile electronic wallet account to facilitate rapid transactions.  Prepaid balances are deferred until utility units are delivered.  As of March 31, 2014, deferred revenue was $595,929.  Revenue from utility units is recognized on a gross basis, as the Company is the primary obligor, has latitude in establishing prices and has inventory risk.

As an intermediate between distributors and end consumers, distributors use Money-on-Mobile’s electronic wallet technology to a) allow end consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the end user.   Money-on-mobile earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.

Once an end consumer has established a Money-on-Mobile electronic wallet account, end consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile end consumers.  Money-on-mobile also earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.

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

Advertising

Advertising costs are expensed as incurred.  During the years ended March 31, 2014 and 2013, advertising expense was $309,790 and $506,110, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services.  ASU 2014-09 is effective for our fiscal year beginning April 1, 2017.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

3 - BUSINESS ACQUISITIONS

Calpian Commerce Inc.

On March 15, 2013, the Company acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries, all of which were contributed to and are operated by Calpian Commerce, in exchange for a cash payment of $9.75 million.  The acquisition was financed through a $9.5 million increase to the senior credit facility (see Note 11).

The following presents the estimated fair values of the net assets acquired following an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$ 250,000
Restricted cash	306,967
Current assets	37,287
Fixed assets	205,636
Residual portfolios	6,379,000
Intangibles	179,115
Goodwill	2,341,928
Accrued revenue receivable	107,467
Liabilities	(57,400)
Net assets	$ 9,750,000

The residual portfolios are being amortized over 10 years.

Money-on-Mobile

In March 2012, the Company began acquiring common stock of DPPL.  The Company continued to acquire additional shares of DPPL common stock throughout 2012, 2013 and 2014.  On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At March 31, 2014, the Company’s ownership in DPPL was 69.5% after additional DPPL common stock purchases during the period from January 7, 2014 through March 31, 2014.

Although the Company does not directly own common stock of MMPL or its subsidiary Payblox, these entities are included in the Money-on-Mobile acquisition accounting due to certain terms of the DPPL service agreement.  Under this agreement, DPPL has a right, at its sole discretion, to trigger a merger with MMPL, the terms of which give DPPL control of MMPL.

As of January 6, 2014, just prior to acquisition, the Company’s equity interest in Money-on-Mobile was $10,124,831.  As of January 6, 2014, management preliminarily estimated that the fair value of the equity investment was $15,309,520, which resulted in a gain of $5,014,565 at was recognized in the consolidated income statement.  At January 6, 2014, Management preliminarily estimated that the fair value of the non-controlling interests was $7,500,000.   Management’s estimates of the fair values of the equity investment and non-controlling interest are only preliminary and have not yet been completed.  The Company has engaged the services of a third party valuation firm to assist it with its determination of these fair values, but the valuation has not yet been completed.

The following presents the estimated fair values of the net assets acquired following an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$ 301,527
Accounts receivable	995,411
Inventory	2,034,187
Other current assets	2,180,102
Property and equipment	82,437
Goodwill	18,474,695
Other intangibles	1,228,019
Other long term assets	622,917
Accounts payable	(623,309)
Accrued liabilities	(2,305,262)
Other liabilities	(181,202)
Net assets acquired	$ 22,809,522

In the allocation of fair value, goodwill and intangible assets of $19,702,714 were identified.  Additional identifiable intangible assets include software, customer lists, customer acquisition costs and trademark.  Management has not yet determined the separate fair values of these identifiable intangibles apart from goodwill.  The Company has engaged the services of a third party valuation firm to assist it with its determination of these fair values, but the valuation has not yet been completed.

Revenue of $29,710,228 and net losses of $858,974 related to Money-on-Mobile for the period from acquisition date, January 6, 2014, to March 31, 2014 have been included in the Company’s consolidated statements of comprehensive loss.

4 - INVENTORY

Inventory consisted of the following utility units, merchant equipment and supplies:

	March 31, 2014	March 31, 2013

Money-on-Mobile utility units	$ 2,971,281	$ -
Calpian Commerce equipment and supplies	26,591	24,999
Total	$ 2,997,872	$ 24,999

Money-on-Mobile utility units, such as mobile phone minutes, are purchased from Indian utility providers and held for sale to Indian distributors or end consumers.  Inventory balances function similar to a non-refundable prepaid account with the utility providers.  These prepaid balances are denominated in Indian rupees rather than a fixed number of utility units.

Calpian Commerce equipment consists of point-of-sales terminal equipment held for sale to merchants, resellers and distributors of our domestic operations.  Inventory is valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

5 - OTHER CURRENT ASSETS

At March 31, 2014 and 2013, other current assets consisted of the following:

	2014	2013

Current portion of deferred financing fees	$ 216,084	$ 216,084
Deferred consulting fees	239,889	-
Building deposit	538,440	-
Advance payments for foreign taxes	429,244	106,254
Advance payments to vendors	246,694	-
Personnel costs paid in advance	87,919	-
Total other current assets	$ 1,758,270	$ 322,338

6 - PROPERTY AND EQUIPMENT

At March 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013

Equipment	$ 375,645	$ -
Software	125,801	25,000
Furniture and fixtures	69,863	67,098
Leasehold improvements	4,810	95,636
Subtotal	576,119	187,734
Less accumulated depreciation	(177,161)	(3,771)
Total property and equipment	$ 398,958	$ 183,963

7 - RESIDUAL PORTFOLIOS

As of March 31, 2014, we expect annual amortization in each of the next five years to be as shown below with the remainder ranging over the succeeding 8 years.  No residual value is likely.

	Calpian	Calpian Commerce	Total

2015	$ 963,748	$ 991,656	$ 1,955,404
2016	796,514	849,616	1,646,130
2017	641,407	727,921	1,369,328
2018	515,789	623,658	1,139,447
2019	414,772	534,328	949,100
Thereafter	567,287	1,468,437	2,035,724
Total	$ 3,899,517	$ 5,195,616	$ 9,095,133

8 - EQUITY INVESTMENTS

Money-on-Mobile

On January 6, 2014, Calpian, Inc. acquired control of Money-on-Mobile (See Note 3).  Prior to that acquisition, the Company accounted for its investment in Money-on-Mobile using the equity method of accounting.  At March 31, 2013, the Company owned approximately 47.4% of the outstanding common stock of DPPL, with a balance of its equity investment in Money-on-Mobile of $8,291,207.

The following tables present a summary balance sheet and results of operations of Money-on-Mobile as of and for the year ended March 31, 2013 under the equity method of accounting:

As of
March 31, 2013

Current assets	$ 1,896,749
Long term investments	2,119,105
Total assets	$ 4,015,854
Current liabilities	1,305,808
Long term liabilities	61,576
Total liabilities	1,367,384
Capital	2,648,470
Total liabilities and capital	$ 4,015,854

Year Ended
March 31, 2013

Total revenues	$ 29,710,288
Gross profit	507,928
Total expenses	1,366,902
Net loss	$ (858,974)

Happy Cellular Services Limited

As part of our acquisition of Money-on-Mobile enterprise (see Note 3) in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”), based in India.   Happy Cellular is a mobile talk time reseller based in India.    As of March 31, 2014, our equity investment balance was $211,680.

Calpian Granite Hill, L.P.

In January 2014, we formed Calpian Granite Hill, L.P., a joint venture with a party related to our senior lender, for the purpose of acquiring additional residual portfolios.  As of March 31, 2014, the Company had invested $90,000 to the venture and retained a 20% ownership as a limited partner.

9 – INTANGIBLE ASSETS

At March 31, 2014 and 2013, intangible assets consisted of the following:

	2014	2013

Customer lists and acquisition costs	$ 1,272,266	$ -
Software	735,499	150,000
Trademarks	51,978	19,115
Domain names	20,000	20,000
Subtotal	2,079,743	189,115
Less accumulated amortization	(727,778)	(4,167)
Total	$ 1,351,965	$ 184,948

The Company determined the fair value of software acquired during the acquisition of Calpian Commerce was $150,000.  The software is used in its merchant operations and assist in the automation of boarding new merchant accounts.   Additionally, the Company determined the fair value of the software attributable to Money-on-Mobile to be $527,900, comprised of $476,370 in development costs of the MMPL propriety delivery system and $51,531 in development costs of the Payblox propriety delivery system.  Similarly, the Company determined the fair value of customer lists acquired during the acquisition of Money-on-Mobile to be $1,231,384, comprised of $86,042 of value in MMPL customer lists and $1,145,342 in DPPL customer lists.

10 - OTHER NON-CURRENT ASSETS

At March 31, 2014 and 2013, other non-current assets consisted of the following:

	2014	2013

Deposits held by lenders	$ 395,100	$ -
Deposits held by processors	350,000	400,000
Security and vendor deposits	213,096	21,000
Total	$ 958,196	$ 421,000

11 - ACCRUED LIABILITIES

At March 31, 2014 and 2013, accrued liabilities consisted of the following:

	2014	2013

Interest	$ 409,870	$ 150,907
Wages and benefits	417,918	207,860
Foreign statutory fees	236,418	-
Bank overdraft	186,198	-
Legal settlement	150,000	-
Professional fees	65,650	66,500
Merchant reserves	52,994	56,967
Insurance	-	58,687
Other	75,695	37,000
Total accrued liabilities	$ 1,594,743	$ 577,921

12 - DEBT

As of March 31, 2014, long term debt consisted of the following:

Senior credit facility	$ 13,170,000
Senior promissory notes	3,000,050
Subordinated notes payable	4,800,000
Convertible subordinated notes	300,000
Less: debt discount	(634,954)
Subtotal	20,635,096
Less: current portion	(7,260,800)
Long term debt	$ 13,374,296

Senior Credit Facility

In April 2011, the Company secured an $8.0 million credit facility, bearing interest of 16% per year.  The Company paid origination, commitment and administration fees, and expenses totaling $323,639 and issued the lender warrants to acquire up to 804,467 shares of our common stock at $1.00 per share.  Unamortized deferred financing costs of $525,936 were charged to interest expense when the facility was repaid and closed in November 2012.  There are no related warrants outstanding as of March 31, 2014.

In November 2012, the Company entered into a  $5.0 million senior credit facility, amended in March 2013 to $14.5 million.  Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. Interest only is payable through September 2014; thereafter, principal is payable monthly through maturity, September 2016.  A prepayment penalty of 4% is in effect through March 16, 2014.  In addition, the facility is subject to a facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.

During the years ended March 31, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $1,812,504 and $482,649, respectively.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by 16 times the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets.  The facility requires maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial covenants.  As of March 31, 2014, the Company was in compliance with all covenants.

In March 2013, the Company issued 500,000 warrants to the senior credit facility lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $325,000.  In March 2014, the 500,000 warrants were cancelled in conjunction with raising $3.0 million in equity financing before April 2014.  For the years ended March 31, 2014 and 2013, amortized debt discount included in interest expense were $130,000 and $10,833, respectively.

For the year ended March 31, 2014 and 2013, the Company has paid $1,541,466 and $325,000, respectively, in loan origination fees related to the senior credit facility that are being amortized in to interest expense through the facility maturity.  For the years ended March 31, 2014 and 2013, amortized debt discount included in interest expense were $216,084 and $1,332,226, respectively.

As of March 31, 2014 and 2013, the balance due under the senior credit facility was $13,170,000 for each year.

Senior Promissory Notes - Calpian Residual Acquisition, LLC

In February 2014, Calpian Residual Acquisition, LLC issued into $3.0 million senior promissory notes to three investors.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  During the years ended March 31, 2014, interest expense related to the senior promissory notes was $40,000.

In February 2014, the Company issued 300,000 warrants to the senior promissory notes lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, as of March 31, 2014 was $297,000. For the years ended March 31, 2014, amortized loan origination fees included in interest expense was $0.

Subordinated Debt

The Company’s subordinated debt has been issued pursuant to a $3 Million Subordinated Debt Offering, a $2 Million Subordinated Debt Offering,  2012 $3 Million Notes Offering, and a 2012 Convertible Notes Offering, each exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed on January 6, 2011 and August 10, 2012.  The notes are secured by a first lien on substantially all of the Company’s assets, but are subordinated to the senior credit facility.  The notes bear interest at a rate of 12% annually paid monthly in arrears.

Subordinated Notes Payable

At March 31, 2014 and 2013, the outstanding balances on subordinated notes payable were $4,800,000 for  each year.

At issuance, the lenders received warrants to acquire shares of our common stock at $2.00 to $2.50 per share.   Warrants of 452,925 and 0 warrants were issued during the years ended March 31, 2014 and 2013, respectively.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, was $74,934.  The debt discount accreted into interest expense during the years ended March 31, 2014 and 2013 were $243,393 and $359,164, respectively.  At March 31, 2014, future accretion of related debt discounts is expected to be $139,167 for 2015, $14,620 for 2016.

Convertible Subordinated Notes

At March 31, 2014 and 2013, the outstanding balances on convertible subordinated notes payable were $300,000 and $1,000,000, respectively.

The notes can be converted shares of the Company’s common stock at a conversion rate of $1.50 per share at the option of the note holders.  In July 2014, any outstanding balances automatically convert.  During the year ended March 31, 2014, outstanding convertible subordinated note balances of $1,000,000 were converted into 666,668 shares of common stock.  No amounts were converted for the year ended March 31, 2013.

In connection with the conversion, we issued an additional 33,800 shares of stock having a $50,700 fair value based on publicly-quoted market prices and expensed $42,408 of the fair value of warrants previously deferred.

At issuance in 2013, the lenders received 900,000 warrants to acquire shares of our common stock at $2.00 to $2.30 per share.    The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $69,000.  The debt discount accreted into interest expense during the years ended March 31, 2014 and 2013 were $45,722 and $22,861, respectively.  At March 31, 2014, there is no future accretion of related debt discounts expected.

For the years ended March 31, 2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $645,950 and $443,850, respectively.

Future principal payments due under the Company’s debt, excluding debt discounts of $634,954, is as follows:

	2015	2016	2017	2018	2019	Total
Senior credit facility	$ 3,160,800	$ 6,321,600	$ 3,687,600	$ -	$ -	$ 13,170,000
Senior promissory notes	-	-	-	-	3,000,050	3,000,050
Subordinated notes payable	3,800,000	-	1,000,000	-	-	4,800,000
Convertible subordinated notes	300,000	-	-	-	-	300,000
	$ 7,260,800	$ 6,321,600	$ 4,687,600	$ -	$ 3,000,050	$ 21,270,050

13 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however,  5,071,000 shares common stock, warrants to acquire 1,367,750 shares of our common stock and 150,000 shares of our common stock issuable on conversion of our convertible subordinated notes have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Stock

On October 3, 2013, the Company issued 550,000 shares of newly created Series B Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 650,000 Series B Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 550,000 Series B Preferred Stock were $550,000.   At March 31, 2014, all of the Series B shares had converted to common stock; consequently, there was no Series B Preferred Stock balance as of March 31, 2014.

In November and December 2013, all 550,000 shares of Series B Preferred Stock converted into 414,249 shares of common stock and the rights and preferences of the Series B Preferred were of no further effect.

In March 2014, the Company issued 1,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 5,000 Series C Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 1,000 Series C Preferred Stock were $1,000,000.   At March 31, 2014, none the Series C shares had converted to common stock.

The Series C holder had the right at March 31, 2014 to redeem Series C Preferred Stock for the full amount of the gross proceeds which was $1,000,000.. On June 23, 2014 the Series C holder elected to convert all 1,000 Series C shares to 1,000,000 shares of Common Stock.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 8,434,457 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

Warrants

A total of 6,284,457 warrants for our common stock with exercise prices ranging from $0.99 to $3.00 per share ($1.61 weighted average) have been issued in connection with our financing transactions and expire as follows: $0 in 2015; $642,501 in 2016; $522,500 in 2017; $677,925 in 2018, and $4,441,531 in 2019.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock. Warrants for 5,000 and 253,333 shares having a total fair value of $0 and $199,361 were issued in 2013 and 2014, respectively, for financial consulting services.

The following table summarizes the changes in warrants for the years ended March 31, 2014 and 2013.

Warrants
Outstanding at March 31, 2012	1,969,468
Granted	1,177,925
Exercised	-
Expired/canceled	-
Outstanding at March 31, 2013	3,147,393
Granted	4,441,531
Exercised	(391,920)
Expired/canceled	(912,547)
Outstanding at March 31, 2014	6,284,457

We estimate the fair value of warrant granted using the Black-Scholes option valuation model .The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the years ended March 31, 2014 and 2013:

Warrants	2014	2013
Risk-free interest rates	1.51%	0.85%
Expected volatility	1.0220	0.7203
Dividend yields	0.0000	0.0000
Expected lives	5 years	5 years

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

Stock Options

Immediately exercisable stock options for 900,000 shares of our common stock ($582,920 grant date fair value) were awarded in 2014 and options for 200,000 were granted in 2013.    Exercisable options with a weighted-average exercise price of $2.00 per share for 400,000 shares and $1.49 for 900,000 shares were outstanding at March 31, 2013 and March 31, 2014, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Because the fair value of the underlying stock was more than the exercise price at March 31, 2014, the options had $100,000 intrinsic value. At March 31, 2014, all outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 700,000 options become void 90 days after termination.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during fiscal 2014 and 2013:

Option plan	2014	2013
Risk-free interest rates	2.02%	0.30%
Expected volatility	0.992	0.00001
Dividend yields	0	0
Expected lives	6 years	3 years

The following table summarizes the changes in stock options for the years ended March 31, 2014 and 2013.

	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2012	1,800,000	200,000	$ 2.50
Granted	(200,000)	200,000
Exercised
Expired
Outstanding at March 31, 2013	1,600,000	400,000	$ 2.00
Granted	(900,000)	900,000
Exercised
Expired	400,000	(400,000)
Forfeited
Outstanding at March 31, 2014	1,100,000	900,000	$ 1.49

14 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At March 31, 2014 and 2013, outstanding equity instruments that were not included in the dilutive calculation because their effect would be anti-dilutive were:

	2014	2013

Warrants	6,284,457	3,147,393
Stock options	900,000	400,000
Convertible subordinated notes	150,000	666,665
Total	7,334,457	4,214,058

15 - INCOME TAXES

Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2014 and 2013, no such uncertain income tax benefits were recognized.

The company has cumulative net operating losses of $9.2 million and $3.2 million as of March 31, 2014 and March 31, 2013, respectively.  The net operating loss carryover begins to expire in 2026.

Significant components of our deferred tax assets and liabilities were:

	2014	2013
Warrants	$ 1,359,203	$ 1,142,132
Net operating loss carryovers	3,157,486	1,106,633
Development stage losses	360,854	391,565
Residual portfolio amortization	656,327	203,908
Management equity awards	82,831	23,610
Intangibles	2,663	2,890
Total deferred tax assets	5,619,364	2,870,738
Valuation allowance	(5,619,364)	(2,870,738)
Net deferred tax asset	$ -	$ -

For fiscal year ending March 31, 2014 and 2013, there were no current or deferred tax expenses due to a full valuation allowance.

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions as follows:

	Year Ended
	March 31,
	2014	2013
Loss before income taxes	$ (6,116,487)	$ (4,139,407)

Income tax benefit computed at statutory rate	(2,079,601)	(1,425,758)
Equity investment adjustment	(394,909)	279,528
Items not deductible for tax purposes	23,206	19,640
Change in valuation allowance	2,748,627	1,136,268
Other	(297,323)	(9,678)
Provision for income taxes	$ -	$ -

16 -RELATED PARTIES

Support Services and Advances

ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2014 and 2013, amounts due to ART were $155,786 and $159,545, respectively, and is included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC

On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $449,500 and $232,000 as of March 31, 2014 and 2013, respectively, and is accrued for in Related party payables in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in Money-on-Mobile.  The unsecured loan is payable on demand and does not accrue interest.  As of March 31, 2014, the Company has not repaid any portion of the loan.  The outstanding loan is included in Related party payables in the Company’s balance sheet.

17 - LITIGATION

National Bankcard Systems, Inc.

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of March 31, 2014, $100,000 of the settlement has been paid and the remaining $150,000 is included in Accrued liabilities on the Company's balance sheet.

18 - BUSINESS SEGMENT INFORMATION

The Company operates three business segments: (1) Calpian, Inc., which generates revenue by acquiring residual cash flow streams, (2) Calpian Commerce, an independent sales organization in the U.S. with merchant servicing revenue streams, and (3) Money-on-Mobile, which offers a mobile wallet service which can be used to pay for goods and services from the mobile phone as well as making other financial transactions such as sending or receiving money.  Management measures each of our business segments based on pretax results of operations using accounting policies consistent in all material respects with those described in Note 2.  No inter-segment revenue is recorded.

Our segments generally align with our revenue streams on the consolidated income statements, except for certain residual portfolio revenue that occurs in Calpian Commerce rather than in Calpian, Inc.    For the year ended March 31, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $867,037 and $39,108, respectively.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 8.

Additional detail follows:

	March 31,	March 31,
	2014	2013
Total assets:
Calpian, Inc.	$ 9,333,278	$ 14,697,816
Calpian Commerce	9,328,208	10,043,920
Money-on-Mobile	26,510,267	-
Other	2,959,935	-
	$ 48,131,688	$ 24,741,736

Goodwill:
Calpian, Inc.	$ -	$ -
Calpian Commerce	2,341,928	2,341,928
Money-on-Mobile	19,277,942	-
Other	-	-
	$ 21,619,870	$ 2,341,928

	Year Ended
	March 31,
	2014	2013
Revenues:

Calpian, Inc.	$ 3,777,484	$ 3,411,029
Calpian Commerce	21,400,459	953,240
Money-on-Mobile	29,710,288	-
	$ 54,888,231	$ 4,364,269

Cost of sales:
Calpian, Inc.	$ 1,172,438	$ 1,037,171
Calpian Commerce	16,954,723	720,005
Money-on-Mobile	29,202,360	-
Total cost of sales	47,329,521	1,757,176
Gross Profit	$ 7,558,710	$ 2,607,093

Purchases of property and equipment:
Calpian, Inc.	$ -	$ -
Calpian Commerce	172,442	12,759
Money-on-Mobile	61,482	-
	$ 233,924	$ 12,759

Depreciation and amortization:
Calpian, Inc.	$ 6,719	$ -
Calpian Commerce	121,927	8,298
Money-on-Mobile	98,674	-
	$ 227,320	$ 8,298

Interest expense:
Calpian, Inc.	$ 1,757,920	$ 2,571,690
Calpian Commerce	1,345,697	61,241
Money-on-Mobile	3,950	-
Other	40,000	-
	$ 3,147,567	$ 2,632,931

Net income (loss):
Calpian, Inc.	$ (5,142,054)	$ (4,228,700)
Calpian Commerce	(917,909)	35,293
Money-on-Mobile	(858,974)	-
Other	(40,117)	-
	$ (6,959,054)	$ (4,193,407)

19 - SUBSEQUENT EVENTS

None

ITEM 9CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended June 30, 2013, the Company put in place various internal procedures, systems, controls and checks and balances in order to avoid the recurrence of any events or circumstances that led to the conclusion that the Company’s disclosure controls and procedures were ineffective as of June 30, 2013.  Although the Company’s management believes that the corrective measures already put in place has improved, and those it continues to implement will improve, the design of the Company’s internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer believes it is necessary to evaluate the efficacy of the corrective measure at a date subsequent to March 31, 2014 before it can determine whether the improvements resulted in effective disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

Other than as discussed above, no changes were made to our internal controls over financial reporting during the twelve months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of March 31, 2014. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of March 31, 2014, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of March 31, 2014, the Company did not maintain effective internal control over financial reporting.

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary

Mr. Montgomery, age 54, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited, a majority-owned subsidiary, and a member of the board of directors of My Mobile Payments Limited (“Money-on-Mobile”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

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

Craig A. Jessen, Director and President

Mr. Jessen, age 55, has been a Director and President of the Company since April 2010.  From 2001 to 2009, he served as President and Chief Operating Officer of ART.  While an employee of ART Holdings, Inc. (“ART”), Mr. Jessen was the executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999).  Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business.  At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow.  In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow, and staffing level.  Mr. Jessen continues to serve ART as a director and executive officer.  Mr. Jessen’s earlier employment included: from 1987 to 1990, Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986, InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984, United Parcel Service, a worldwide shipping, freight, logistics, and supply chain management company out of its Dallas, Texas office.

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

Shashank M. Joshi, Director

Mr. Joshi, age 41, was appointed to our Board of Directors in December 2012.  He is a Founder and Managing Director of Digital Payments Processing Limited, our majority-owned subsidiary, and its affiliate, My Mobile Payments Limited.  Mr. Shashank has over 18 years of professional experience in the areas of IT and ITES, outsourcing, and transition and management consulting.  During the last 10 years, he has been an entrepreneur and pioneer in the successful execution of merchant cash advance and merchant processing businesses in the U.S. through an offshore operation in India.  Mr. Shashank has cross-border global experience of more than six years in simplifying payments.   He also specializes in motivational and leadership training.  Mr. Shashank holds a degree in Mechanical Engineering from Maharashtra Institute of Technology.

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

Affiliations

Other than ART, CCLLC, CMCP, DPPL, and Money-on-Mobile, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with Calpian.

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

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of the our shares that no other reports were required, we believe all parties complied during 2014 with the reporting requirements of Section 16(a) of the Exchange Act except as follows:.

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

ITEM 11EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our current management in all capacities for the years ended March 31, 2014 and 2013.  Other than as set forth herein, no executive officer’s total compensation exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

			Option
Name and Principal Position	Year	Salary	Awards (1)	Total

Harold H. Montgomery	2014	$ 300,000		$ 300,000
Chairman of the Board and Chief Executive Officer	2013	300,000		300,000
Scott S. Arey (from 10/1/13)	2014	$ 112,500	$ 33,660	$ 146,160
Chief Financial Officer	2013
David Pilotte (through 9/30/13)	2014	$ 200,000	$ 114,380	$ 314,380
Chief Financial Officer	2013	216,000	2,680	218,680
Craig A. Jessen	2014	$ 300,000		$ 300,000
Director and President	2013	300,000		300,000

(1) – The expense recognized by the Company in accordance with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

Outstanding Equity Awards

The following table shows certain information concerning outstanding stock options as of March 31, 2014, for our named executive officers.

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

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.  In the following tables, the “Percent Of Class” is based on 23,915,806 issued and outstanding shares of our common stock as of March 31, 2014.

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of March 31, 2014, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of
	Shares Beneficially	Percent
Name And Address Of Beneficial Owner	Owned	Of Class

Mangesh Moghe (1)	3,661,540	9.5%
18 Clark Avenue West Unit 149, Thornhill, Ontario Canada L4J 8H

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

	Number Of
	Shares Beneficially	Percent
Name Of Beneficial Owner	Owned	Of Class

Harold H. Montgomery (1)	5,244,484	13.6%
Craig A. Jessen (2)	3,300,000	8.5%
Laird Q. Cagan (3)	3,427,859	8.9%
Shashank M. Joshi	-	-
Scott Arey	33,334	0.1%
All directors and executive officers as a group (5 persons)	12,409,010	32.1%

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

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Support Services and Advances

ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2014 and 2013, amounts due to ART were $155,786 and $159,545, respectively, and is included in ‘Related party payables’ in the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC

On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $449,500 and $232,000 as of March 31, 2014 and 2013, respectively, and is accrued for in ‘Related party payables’ in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in Money-on-Mobile.  The unsecured loan is payable on demand and does not accrue interest.  As of March 31, 2014, the Company has not repaid any portion of the loan.  The outstanding loan is included in ‘Related party payables’ in the Company’s balance sheet.

Financing and Equity Transactions

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.  In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2014 or 2013 and interest paid at 12% per annum totaled $80,000 in 2014 and $120,000 in 2013.

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

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Montgomery, Coscia, Greilic LLP and Whitley Penn LLP, our independent registered public accounting firms, for the years ended March 31, 2014 and 2013. On December 3, 2013 the Company changed auditors from Whitley Penn LLP to Montgomery Coscia Greilich LLP.

For the year ended March 31, 2014, audit fees of $182,700 related to Montgomery Coscia Greilich LLP.  For the year ended March 31, 2013, audit fees of $43,050 and $83,240 related to Montgomery Coscia Greilich LLP and Whitley Penn LLP, respectively.

	2014	2013

Audit fees (1)	$ 182,700	$ 126,290
Audit-related fees (2)	124,519	-
Tax fees (3)	-	6,066
Other fees	-	-
Total fees	$ 307,219	$ 132,356

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.

(2) – Audit-related fees related primarily to due diligence performed by Montgomery Coscia Greilich LLP.

(3) – Tax fees related primarily to tax related services performed by Whitley Penn LLP.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for 2014 and 2013.

PART IV

ITEM 15EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

•	Balance sheets as of March 31, 2014, 2013, and 2012
•	Statements of Comprehensive Loss for the years ended March 31, 2014 and 2013
•	Statements of Cash Flows for the years ended March 31, 2014 and 2013
•	Statements of Shareholders’ Equity for the years ended March 31, 2014 and 2013

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

CALPIAN, INC.

(Registrant)

August 11, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	August 11, 2014
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	August 11, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	August 11, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	August 11, 2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	August 11, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	August 11, 2014
Shashank M. Joshi

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2

	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.