Form 10-Q
period 2014-06-30
Calpian, Inc.
filed 2014-08-28
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2014 was $24,735,307, computed as the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.  For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of August 19, 2014 was 40,565,905.

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q,  references to “Calpian,” “Company,” “we,” “us,” and “our” collectively refers to Calpian, Inc., its wholly-owned United States subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), and its partially-owned joint venture, Calpian Residual Acquisition, L.L.C, and partially-owned Indian Money-on-Mobile enterprise, which includes Digital Payment Processing Limited, My Mobile Payments Limited and Payblox Technologies (India) Private Limited, unless otherwise noted.  All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements of the Company.

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

PART I – FINANCIAL INFORMATION

ITEM  1FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$5,034,883	$8,078,505
Accounts receivable	1,483,362	1,194,117
Restricted cash	52,994	52,994
Inventory	2,919,548	2,997,872
Other current assets	1,262,307	1,758,270
Total current assets	10,753,094	14,081,758
Property and equipment	3,838,543	398,958
Residual portfolios	9,433,254	9,095,133
Equity investments	327,073	301,680
Deferred financing costs	270,105	324,126
Goodwill	21,619,870	21,619,870
Other intangible assets, at cost	1,288,426	1,351,965
Other non-current assets	1,636,072	958,196
Total assets	$49,166,437	$48,131,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$637,945	$985,616
Accrued liabilities	1,163,748	1,594,743
Related party payables	555,635	725,286
Current portion of long-term debt	8,662,097	7,260,800
Deferred revenues	392,935	595,929
Total current liabilities	11,412,360	11,162,374
Long-term debt	13,966,591	13,374,296
Other non-current	205,712	214,836
Total liabilities	25,584,663	24,751,506

Shareholders' Equity
Preferred stock	-	1,000,000
Common stock	38,605	29,022
Stock subscribed	1,911	7,056
Additional paid-in capital	34,194,073	29,494,797
Accumulated deficit	(17,966,663)	(15,382,512)
Noncontrolling interest	6,365,724	7,230,120
Cumulative other comprehensive income	948,124	1,001,697
Total shareholders' equity	23,581,774	23,380,180
Total liabilities and shareholders' equity	$49,166,437	$48,131,686

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Revenues
Residual portfolios	$1,020,153	$1,034,364
Processing fees	4,613,321	4,956,524
Money-on-Mobile	40,160,909	-
Other	444,891	661,269
Total revenues	46,239,274	6,652,157
Cost of revenues
Residual portfolio amortization	308,463	298,023
Processing and servicing	3,879,004	4,003,934
Money-on-Mobile	39,754,322	-
Other	156,454	90,756
Total cost of revenues	44,098,243	4,392,713
Gross profit	2,141,031	2,259,444
General and administrative expenses
Salaries and wages	1,489,683	1,008,583
Selling, general and administrative	2,818,857	1,539,358
Depreciation and amortization	144,491	26,344
Total general and administrative	4,453,031	2,574,285
Operating loss	(2,312,000)	(314,841)
Other income / (expenses)
Interest expense	(875,462)	(749,427)
Equity investment gain / (loss)	818	(1,077,717)
Gain/ (loss) on sale of assets	3,972	-
Total other income/(expenses)	(870,672)	(1,827,144)
Net loss before income taxes	(3,182,672)	(2,141,985)
Income tax expense (benefit)	-	-
Net loss	(3,182,672)	(2,141,985)
Net loss attributable to noncontrolling interest	(598,521)	-
Net loss attributable to Calpian, Inc. shareholders	(2,584,151)	(2,141,985)
Other comprehensive loss:
Currency translation adjustments	(53,573)	-
Total comprehensive loss	$(3,236,245)	$(2,141,985)
Comprehensive loss attributable to:
Noncontrolling interest	$(614,116)	$-
Calpian, Inc. shareholders	$(2,622,129)	$(2,141,985)
Net loss per share, basic and diluted	$(0.07)	$(0.08)
Weighted average number of shares outstanding, basic and diluted	37,905,071	25,697,466

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(3,182,672)	$(2,141,985)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Equity investment loss (income)	(818)	1,077,735
Deferred financing cost amortization	54,021	54,021
Residual portfolio amortization	548,429	536,005
Subordinated note discount amortization	99,142	85,583
Depreciation and amortization	144,491	26,344
Stock-based compensation	38,284	4,160
Equity awards issued for services	49,999	51,762
Deferred consulting fee amortization	165,327	8,304
Changes in operating assets and liabilities:
Accounts receivable	(295,081)	284,244
Inventory	59,485	-
Other assets	(119,634)	21,379
Related party payables	(210,566)	-
Accounts payable	(340,643)	166,204
Accrued liabilities	(204,232)	885,281
Interest payable	(192,750)	51,863
Deferred revenue	(199,447)	-
Other liabilities	(2,436)	-
Net cash (used in) provided by operating activities	(3,589,101)	1,110,900

INVESTING ACTIVITIES
Contribution to equity method investment	(25,835)	-
Investment in residual portfolios	(883,400)	-
Investment in Money-on-Mobile	(265,875)	(1,600,000)
Purchases of property and equipment	(1,218,043)	(92,691)
Acquisition of intangible assets	(50,470)	-
Net cash used in investing activities	(2,443,623)	(1,692,691)

FINANCING ACTIVITIES
Borrowings on subordinated notes	-	300,000
Payment on notes payable	-	(7,134)
Issuance of common stock and warrants	3,252,280	1,200,000
Payments of deferred financing fees	(239,889)	(54,021)
Net cash provided by financing activities	3,012,391	1,438,845

Foreign currency effect on cash flows	(23,289)	-

Net change in cash and equivalents	(3,043,622)	857,054
Cash and equivalents at beginning of period	8,078,505	585,717
Cash and equivalents at end of period	$5,034,883	$1,442,771

SUPPLEMENTAL INFORMATION
Bank financing purchase of fixed assets	2,254,500	-
Common stock issued to acquire equity investment	-	1,489,152
Common stock issued in exchange for residual portfolios	3,150	-
Warrants issued as part of debt and equity financings	117,000	392
Subordinated debt converted to common stock	300,000	313,200
Notes payable for insurance premiums	-	65,600

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

												Other
	Series B Preferred		Series C Preferred		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income	Total
Balance, March 31, 2013	-	$-	-	$-	23,915,806	$23,916	-	$-	$14,159,576	$(8,790,446)	$-	$1,195	5,394,241
Acquisition of residual portfolios	-	-	-	-	10,941	11	-	-	14,869	-	-	-	14,880
Contribution to Money-on-Mobile	-	-	-	-	1,248,670	1,249	-	-	1,502,825	-	-	-	1,504,074
Fair value of noncontrolling interest in business combination	-	-	-	-	-	-	-	-	-	-	7,500,000	-	7,500,000
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	-	97,108	-	97,108
Issuance of common stock	-	-	-	-	1,784,043	1,784	6,889,170	6,889	7,566,467	-	-	-	7,575,140
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	3,353,506	-	-	-	3,353,506
Warrants exercised to common stock	-	-	-	-	391,920	392	-	-	(392)	-	-	-	-
Conversion of debt to common stock	-	-	-	-	633,802	633	66,667	67	1,050,003	-	-	-	1,050,703
Stock issued for services	-	-	-	-	622,835	623	100,000	100	937,401	-	-	-	938,124
Stock-based compensation	-	-	-	-	-	-	-	-	360,005	-	-	-	360,005
Issuance of Series B preferred stock	550,000	550	-	-	-	-	-	-	550,401	-	-	-	550,951
Conversion of Series B to common stock	(550,000)	(550)	-	-	414,249	414	-	-	136	-	-	-	-
Issuance of Series C preferred stock	-	-	1,000	1,000,000	-	-	-	-	-	-	-	-	1,000,000
Net loss	-	-	-	-	-	-	-	-	-	(6,592,066)	(366,988)	-	(6,959,054)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,000,502	1,000,502
Balance, March 31, 2014	-	$-	1,000	$1,000,000	29,022,266	$29,022	7,055,837	$7,056	$29,494,797	$(15,382,512)	$7,230,120	$1,001,697	$23,380,180
Issuance of common stock	-	-	-	-	9,382,850	9,383	(6,130,570)	(6,130)	2,561,593	-	-	-	2,564,846
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	804,435	-	-	-	804,435
Conversion of debt to common stock	-	-	-	-	66,667	67	83,333	83	299,850	-	-	-	300,000
Conversion of Series C to common stock	-	-	(1,000)	(1,000,000)	-	-	1,000,000	1,000	942,000	-	-	-	(57,000)
Stock issued for services	-	-	-	-	133,422	133	(100,000)	(100)	49,966	-	-	-	49,999
Acquisition of residual portfolios	-	-	-	-	-	-	2,100	2	3,148	-	-	-	3,150
Stock-based compensation	-	-	-	-	-	-	-	-	38,284	-	-	-	38,284
Purchase of DPPL shares from noncontrolling shareholder	-	-	-	-	-	-	-	-	-	-	(265,875)	-	(265,875)
Net loss	-	-	-	-	-	-	-	-	-	(2,584,151)	(598,521)	-	(3,182,672)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(53,573)	(53,573)
Balance, June 30, 2014	-	$-	-	$-	38,605,205	$38,605	1,910,700	$1,911	$34,194,073	$(17,966,663)	$6,365,724	$948,124	$23,581,774

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - OVERVIEW

Basis of Presentation

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

The Company

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

Business Segments

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

Merchant payment processing services

Through our acquisition of Calpian Commerce, we are an integrated provider of merchant payment processing services and related software products throughout the United States. The Company delivers credit and debit card-based payment processing solutions, primarily to small and medium-sized merchants who operate either in physical business environment, over the Internet, or in mobile or wireless settings via cellular-based wireless devices that the Company sells.

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

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of: (i) the prices received in private placement sales of our stock or (ii) its publically-quoted market price.  We estimate the fair value of warrants, other than those included in common stock unit purchases, and stock options when issued or vested using the

Black-Scholes option-pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to nonemployees, when the options vest.  The fair value of exercisable warrants on the date of issuance issued in connection with debt financing transactions or for services are deferred and expensed over the term of the debt or as services are performed.

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

Included in cash and equivalents are proceeds from investors for the purchase of Company securities.   These funds are designated for the purchase of future residual portfolios.  As of June 30, 2014 and March 31, 2014, the Company held cash designated for future portfolio purchases of $1,913,087 and $4,139,337, respectively.

Restricted Cash

We consider funds received which are held by us as merchant reserves against future losses to be restricted cash.

Accounts Receivable

Accounts receivable represents the uncollected portion of amounts recorded as revenues.  Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management.  Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses.  After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.  As of June 30, 2014 and March 31, 2014, the balance of the allowance for doubtful accounts was $27,512 and $29,826, respectively.

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

Residual Portfolios

Residual portfolios acquired by Calpian Inc. represent investments in recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States.  Calpian Inc. acquires portfolios as long-term investments and expects to hold them to the point in time when a portfolio’s cash flows become nominal. Residual portfolios are recorded at cost and amortized into cost of revenues based on cash received.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments.  Each residual portfolio is amortized based on expected future cash flows.  The Company evaluates its cash flow estimates and adjusts future amortization prospectively each quarter.

As part of the acquisition of Calpian Commerce, the Company acquired certain residual portfolio assets with a fair value of $6,379,000, which fair value was determined based on the expected future cash flows generated by the merchant base in each acquired portfolio.  The expected future cash flows were determined based upon future projected revenue and costs as determined by management, adjusted for certain factors including, among others, the historical attrition rate of the merchant base, the expected cost to service and maintain such portfolios, and applying a discount factor of 18% to calculated the sum of the present value of each years’ projected cash flows.

The Company estimates a 10 year life to be an appropriate measure of the period over which future revenues will be generated by the portfolios.

Equity Investment

Prior to obtaining control in January 2014 (See Note 3), Money-on-Mobile was accounted for as an equity method investment, as the Company had the ability to exercise significant influence, but did not control the enterprise and was not the primary beneficiary. Under the equity method of accounting, the Calpian, Inc. recorded its proportionate share of the net earnings or losses of Money-on-Mobile and a corresponding increase or decrease to the investment balances. In addition, the Company accounted for share issuances by Money-on-Mobile as if the Company had sold a proportional share of its investment and record any resulting gain or loss.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during years three months ended June 30, 2014 or 2013.

Deferred Financing Costs

The Company capitalizes third-party costs paid to obtain its debt financing.  Capitalized costs are then amortized using a straight-line basis over the related debt term into interest expense.

Goodwill

Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.  As of June 30, 2014, goodwill was $19,277,942 for our Money-on-Mobile reporting unit and was $2,341,928 for our Calpian Commerce reporting unit.

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.  For its annual impairment assessment for the year ended March 31, 2014, we determined it was more likely than not that the fair value of each of the reporting units exceeded the carrying values.  As a result, we concluded that goodwill was not impaired as of June  30, 2014.

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

Impairment of Long-Lived Assets

In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  There were no adjustments to the carrying value of long-lived assets during the three months ended June 30, 2014 or 2013.

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

Money-on-Mobile

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Distributors often keep a prepaid balance with Money-on-Mobile to facilitate quick transactions.  Utility unit sales are recognized when utility units are delivered, either to the distributors or directly to the end users.  Often, distributors will maintain a prepaid balance in a Money-on-Mobile electronic wallet account to facilitate rapid transactions.  Prepaid balances are deferred until utility units are delivered.  As of June 30, 2014 and March 31, 2014, deferred revenue was $392,935 and $595,929, respectively.  Revenue from utility units is recognized on a gross basis, as the Company is the primary obligor, has latitude in establishing prices and has inventory risk.

The Company recognizes revenue at the time consumers use utility unites to pay for their services consumed.

As an intermediate between distributors and end consumers, distributors use Money-on-Mobile’s electronic wallet technology to a) allow end consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the end user.   Money-on-mobile earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.  The Company recognizes revenue at the time consumers use utility units to pay for their services consumed.

Once an end consumer has established a Money-on-Mobile electronic wallet account, end consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile end consumers.  Money-on-mobile also earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.  The Company recognizes revenue at the time consumers use utility units to pay for their services consumed.

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

Advertising

Advertising costs are expensed as incurred.  During the three months ended June 30, 2014 and 2013, advertising expense was $79,527 and $74,773, respectively.

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

The following presents the estimated fair values of the net assets acquired following an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$250,000
Restricted cash	306,967
Current assets	37,287
Fixed assets	205,636
Residual portfolios	6,379,000
Intangibles	179,115
Goodwill	2,341,928
Accrued revenue receivable	107,467
Liabilities	(57,400)
Net assets	$9,750,000

The residual portfolios are being amortized over 10 years.

Money-on-Mobile

In March 2012, the Company began acquiring common stock of DPPL.  The Company continued to acquire additional shares of DPPL common stock throughout 2012, 2013 and 2014.  On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At June 30, 2014, the Company’s ownership in DPPL was 72.9% after additional DPPL common stock purchases during the period from January 7, 2014 through June 30, 2014.

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

The following presents the estimated fair values of the net assets acquired following an appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$301,527
Accounts receivable	995,411
Inventory	2,034,187
Prepaids	1,369,235
Other current assets	810,867
Fixed assets	82,437
Intangibles	1,228,019
Non-current investments	227,010
Notes payable & other advances	386,086
Other long term assets	9,821
Goodwill	18,474,695
Accounts payable	(623,309)
Short term borrowings	(330,124)
Other current liabilities	(1,952,233)
Deferred tax liability	(22,905)
Other liabilities	(181,202)
Net assets	$22,809,522

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

Revenue of $40,160,909 and net losses of $1,094,727 for three months ended June  30, 2014 have been included in the Company’s consolidated statements of comprehensive loss.

4 - INVENTORY

Inventory consisted of the following utility units, merchant equipment and supplies:

	June 30, 2014	March 31, 2014
Money-on-Mobile utility units	$2,894,109	$2,971,281
Calpian Commerce equipment and supplies	25,439	26,591
Total	$2,919,548	$2,997,872

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

5 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2014	March 31, 2014
Deferred financing fees	$216,084	$216,084
Deferred consulting fees	111,782	232,826
Capital advance	83,500	538,440
Prepaid foreign service and income taxes	424,006	429,244
Advance payments to vendors	181,789	246,694
Prepaid personnel costs	234,540	87,919
Other	10,606	7,063
Total other current assets	$1,262,307	$1,758,270

6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014	March 31, 2014
Office building	$3,398,071	$-
Equipment	389,724	375,645
Software	130,770	125,801
Furniture and fixtures	123,992	69,863
Leasehold improvements	4,809	4,810
Subtotal	4,047,366	576,119
Less accumulated depreciation	(208,823)	(177,161)
Total property and equipment	$3,838,543	$398,958

Depreciation expense for the three months ended June 30, 2014 and 2013 was $101,771 and $13,844, respectively

7 - EQUITY INVESTMENTS

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

The following table presents a summary results of operations for Money-on-Mobile for the three months ended June 30, 2013 under the equity method of accounting:

Three Months

Ended
June 30, 2013
Total revenues	$44,626,016
Gross profit	927,059
Total expenses	(1,609,033)
Net loss	$(681,974)

Happy Cellular Services Limited

As part of our acquisition of Money-on-Mobile enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”), based in India which is a mobile talk time reseller based in India.    As of June 30, 2014, our equity investment balance was $210,420.

Calpian Granite Hill, L.P.

In January 2014, we formed Calpian Granite Hill, L.P., a joint venture with a party related to our senior lender, for the purpose of acquiring additional residual portfolios.  As of June  30, 2014, the Company had a 20% ownership as a limited partner, and an equity investment balance of $115,818.

8 - OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2014	March 31, 2014
Customer lists and acquisition costs	$1,315,162	$1,272,266
Software	732,252	735,499
Trademarks	51,783	51,978
Domain names	20,000	20,000
Subtotal	2,119,197	2,079,743
Less accumulated amortization	(830,771)	(727,778)
Total	$1,288,426	$1,351,965

Amortization expense related to other intangible assets for the three month ended June 30, 2014 and 2013 was $42,720 and $12,500, respectively.

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

9 - OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	June 30, 2014	March 31, 2014
Deposits held by lenders	$790,200	$395,100
Deposits held by processors	472,608	350,000
Security and vendor deposits	373,264	213,096
Total	$1,636,072	$958,196

10 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2014	March 31, 2014
Interest	$217,120	$409,870
Wages and benefits	383,663	417,918
Foreign statutory fees	187,326	236,418
Bank overdraft	10,973	186,198
Legal settlement	60,000	150,000
Professional fees	107,901	65,650
Merchant reserves	52,994	52,994
Other	143,771	75,695
Total accrued liabilities	$1,163,748	$1,594,743

11 – DEBT

Long-term debt consisted of the following:

	June 30, 2014	March 31, 2014

Senior credit facility	$13,170,000	$13,170,000
Senior promissory notes	3,000,000	3,000,000
Subordinated notes payable	4,800,000	4,800,000
Convertible subordinated notes	-	300,000
Union Bank of India	2,254,500	-
Less: debt discount	(595,812)	(634,904)
Subtotal	22,628,688	20,635,096
Less: current portion	(8,662,097)	(7,260,800)
Long-term debt	$13,966,591	$13,374,296

Senior Credit Facility

In April 2011, the Company secured an $8.0 million credit facility, bearing interest of 16% per year.  The Company paid origination, commitment and administration fees, and expenses totaling $323,639 and issued the lender warrants to acquire up to 804,467 shares of our common stock at $1.00 per share.  Unamortized deferred financing costs of $525,936 were charged to interest expense when the facility was repaid and closed in November 2012.  There are no related warrants outstanding as of June 30, 2014.

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

During the three months ended June 30, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $434,620 for each period.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by 16 times the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets.  The facility requires the Company to meet certain financial covenants.  In addition, the Company maintains a reserve deposit with the lender of $790,200 at June 30, 2014.  As of June 30, 2014, the Company was in compliance with all covenants.

In March 2013, the Company issued 500,000 warrants to the senior credit facility lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $325,000.  In March 2014, the 500,000 warrants were cancelled in conjunction with raising $3.0 million in equity financing before April 2014.  For the three months ended June 30, 2014 and 2013, amortized debt discount included in interest expense was $32,500 and $32,500, respectively.

Loan origination fees related to our senior credit facility are amortized through the maturity date of the facility and are included in interest expense.  For the three months ended June 30, 2014 and 2013, amortized financing costs included in interest expense were $54,021 and $54,021, respectively.

As of June 30, 2014 and March 31, 2014, the balance due under the senior credit facility was $13,170,000 for each period.

Senior Promissory Notes - Calpian Residual Acquisition, LLC

In February 2014, Calpian Residual Acquisition, LLC issued into $3.0 million senior promissory notes to three investors.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  For the three months ended June 30, 2014, interest expense related to the senior promissory notes was $103,571.

In February 2014, the Company issued 300,000 warrants to the senior promissory notes lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, as of June 30, 2014 was $297,000.

In April and May 2014, the Company issued an additional 50,000 and 25,000 warrants, respectively, to the senior promissory notes lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $60,000.

For the three months ended June 30, 2014, debt discount accreted into interest expense was $21,669.

As of June 30, 2014 and March 31, 2014, the balance due under the senior promissory notes was $3,000,000 for each period.

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

Subordinated Notes Payable

At issuance of our subordinated notes, the lenders received warrants to acquire shares of our common stock at $2.00 to $2.50 per share.   Warrants of 452,925 were issued during 2014.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model, was $74,934.  For the three months ended June 30, 2014 and 2013, debt discount accreted into interest expense was $44,973 and $35,937, respectively.

At June  30,  2014 and March 31, 2014, the outstanding balances on subordinated notes payable were $4,800,000 for each period.

Convertible Subordinated Notes

Our convertible subordinated notes can be converted shares of the Company’s common stock at a conversion rate of $1.50 per share at the option of the note holders.  In July 2014, any outstanding balances automatically convert.  During the three months ended June 30, 2014, outstanding convertible subordinated note balances of $300,000 were converted into 150,000 shares of common stock

At issuance in 2013, the lenders received 900,000 warrants to acquire shares of our common stock at $2.00 to $2.30 per share.    The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $69,000.  For the three months ended June 30, 2014 and 2013, debt discount accreted into interest expense was $0 and $17,146, respectively.

At June 30, 2014 and March 31, 2014, the outstanding balance on convertible subordinated notes payable was $0 and $300,000, respectively.

For the three months ended June 30, 2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $152,500 and $173,900, respectively.

Union Bank of India

In May 2014, Money-On-Mobile borrowed a $2,254,500 loan with Union Bank of India to purchase an office building to be used as its headquarters.  The loan is interest only for the first six months at the rate of 16% per annum.  Thereafter, the interest rate is 15% per annum, and principal and interest payments are to be made in 26 equal quarterly payments.  The loan matures in May 2021.

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 8,323,280 shares common stock and warrants to acquire 2,107,196 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Stock

In March 2014, the Company issued 1,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 5,000 shares of Series C Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 1,000 shares of Series C Preferred Stock were $1,000,000.  On June 23, 2014 the Series C holder elected to convert all 1,000 shares of Series C Preferred Stock to 1,000,000 shares of common stock.

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 9,421,028 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

Warrants

A total of 7,421,028 warrants for our common stock with exercise prices ranging from $0.99 to $3.00 per share ($1.64 weighted average) have been issued in connection with our financing transactions and expire as follows: 0 in 2015; 642,501 in 2016; 522,500 in 2017; 677,925 in 2018, and 5,578,102 in 2019.  On exercise, each warrant will be settled in delivery of one unregistered share of our common stock.

The following tables summarize the changes in warrants for the three months ended June 30, 2014.

		Weighted	Weighted
	Three Months	Average	Average
	Ended	Exercise	Fair Value
	June 30, 2014	Price	At Grant Date
Outstanding at March 31, 2014	6,284,457	1.61	0.65
Granted	1,136,571	1.31	0.72
Exercised	-	-	-
Expired/canceled	-	-	-
Outstanding at June 30, 2014	7,421,028	1.56	0.66

For the three months ended June 30, 2014, the Company granted the following warrants:

Three Months
Ended
June 30, 2014
Holders of Series B convertible preferred stock	207,125
Holders of Series C convertible preferred stock	100,000
Placement warrants	739,446
Warrants issued for services	15,000
Holders of senior promissory notes	75,000
Total	1,136,571

The weighted average expiration period of warrants during the 3 months ending June 30, 2014 is 5 years.

We estimate the fair value of warrant granted using the Black-Scholes option valuation model.  The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the three months ended June 30, 2014 and 2013:

Warrants	2014	2013
Risk-free interest rates	1.51%	0.85%
Expected volatility	1.0220	0.7203
Dividend yields	0.0000	0.0000
Expected lives	5 years	5 years

13 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  Outstanding equity instruments that were not included in the dilutive calculation because their effect would be anti-dilutive were:

	June 30, 2014	March 31, 2014
Warrants	7,421,028	6,284,457
Stock options	900,000	900,000
Convertible subordinated notes	-	150,000
Total	8,321,028	7,334,457

14 - INCOME TAXES

Our 9.7 million federal income tax net operating loss carryover expires over the period 2026 to 2034.  Our federal and state income tax returns are no longer subject to examination for the years before 2010.  We have taken no tax position that, more likely than not, may not be realized.

Significant components of our income tax provision were:

	Three months ended
	June 30, 2014	June 30, 2013
Current state	$-	$-
Deferred federal	717,777	(398,100)
Valuation allowance	(717,777)	398,100
	$-	$-

 The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provision as follows:

	Three months ended
	June 30, 2014	June 30, 2013

Loss before income taxes	$(1,082,386)	$(404,000)
Deferred tax valuation allowance	877,429	398,100
Permanent items	1,460	-
Noncontrolling interests	203,497	-
State tax (net of federal benefit)	-	5,900
	$-	$-

15 -RELATED PARTIES

Related party payables consisted of the following:

	June 30, 2014	March 31, 2014
ART Holdings, Inc.	$183,565	$155,786
CMCP director compensation	372,070	449,500
CMCP short term loan	-	120,000
Total related party payables	$555,635	$725,286

Art Holdings, Inc.

ART Holdings, Inc., a company in the merchant processing business founded in 1987 by our Chairman, Mr. Harold Montgomery, provides the Company with certain administrative and support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At June 30, 2014 and March 31, 2014, amounts due to ART Holdings, Inc. were $183,565 and $155,786, respectively, and are included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC

On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $372,070 and $449,500 as of June 30, 2014 and March 31, 2014, respectively, and is accrued for in Related party payables in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in Money-on-Mobile.  The unsecured loan was payable on demand and did not accrue interest.  In April 2014, the loan was repaid in full.  The loan balance was $0 and $120,000 at June 30, 2014 and March 31, 2014, respectively, and is included in Related party payables in the Company’s balance sheet.

16 - LITIGATION

National Bankcard Systems, Inc.

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleged that damages continue to grow, but would not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000  ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of June 30, 2014, $190,000 of the settlement has been paid and the remaining $60,000 is included in Accrued liabilities on the Company's balance sheet.

17 – BUSINESS SEGMENT INFORMATION

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

Our segments generally align with our revenue streams on the consolidated income statements, except for certain residual portfolio revenue that occurs in Calpian Commerce rather than in Calpian, Inc.    For the three months ended June 30, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $226,000 and $218,284, respectively.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 7.

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Calpian, Inc.	$654,153	$817,774
Calpian Commerce	5,284,212	5,834,383
Money-on-Mobile	40,160,909	-
Other	140,000	-
	$46,239,274	$6,652,157

Gross profit:
Calpian, Inc.	$391,302	$519,750
Calpian Commerce	1,248,754	1,739,694
Money-on-Mobile	406,587	-
Other	94,388	-
	$2,141,031	$2,259,444

Purchases of property and equipment:
Calpian, Inc.	$15,453	$92,691
Calpian Commerce	-	-
Money-on-Mobile	3,457,090	-
	$3,472,543	$92,691

Depreciation and amortization:
Calpian, Inc.	$5,211	$-
Calpian Commerce	38,758	26,344
Money-on-Mobile	100,522	-
	$144,491	$26,344

Interest expense:
Calpian, Inc.	$517,804	$412,857
Calpian Commerce	336,888	336,570
Money-on-Mobile	20,770	-
	$875,462	$749,427

Net income (loss):
Calpian, Inc.	$(1,823,984)	$(2,292,071)
Calpian Commerce	(263,961)	150,086
Money-on-Mobile	(1,094,727)	-
	$(3,182,672)	$(2,141,985)

18 - SUBSEQUENT EVENTS

Investment in Money-On-Mobile

On July 2, 2014, Calpian Inc. made a further investment in MMPL of $1,394,000 to finance sales initiatives in support of Money-on-Mobile’s growth initiatives.  This certification process for this investment has not been completed as of the date of this report and Calpian, Inc has not yet been issued stock certificates.

ITEM  2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2014 Transition Report on Form 10-KT filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO 2013

For the three months ended June 30, 2014 compared to 2013, the results for our three business segments were as follows:

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Calpian, Inc.	$654,153	$817,774
Calpian Commerce	5,284,212	5,834,383
Money-on-Mobile	40,160,909	-
Other	140,000	-
	$46,239,274	$6,652,157

Gross profit
Calpian, Inc.	$391,302	$519,750
Calpian Commerce	1,248,754	1,739,694
Money-on-Mobile	406,587	-
Other	94,388	-
Total gross profit	2,141,031	2,259,444

Net income (loss):
Calpian, Inc.	$(1,751,883)	$(2,292,071)
Calpian Commerce	(263,961)	150,086
Money-on-Mobile	(1,094,727)	-
Other	(72,101)	-
	$(3,182,672)	$(2,141,985)

Revenue for Calpian, Inc. for the quarter ending June 30, 2014 compared to 2013 was $163,621 lower due to normal portfolio attrition.  The gross profit percentage decreased to approximately 60% for 2014 compared to 64% for 2013 due to amortization costs associated with the portfolios.  The decreased in net loss from $2.2 million to $1.2 million is mainly attributable to equity investment loss from Money-on-Mobile recognized by Calpian, Inc. in the quarter ending June 30, 2013 under the equity method of accounting.  Calpian, Inc. incurred general and administrative expenses during the quarter ended June 30, 2014 of approximately $430,000 associated with financing activities, the majority of which were commissions paid for the completion of the equity raise begun in the quarter ended March 31, 2014.

Revenue for Calpian Commerce for the quarter ending June 30, 2014 was $550,172 lower compared to 2013 were lower due to normal portfolio attrition and due to decreases in various merchant portfolios in the revenue associated with its PCI compliancy program.  The gross profit percentage decreased to approximately 24% for 2014 compared to 30% for 2013 due to certain costs charged by its PCI compliancy vendor for the period ended 2014 that were not charged in 2013.  These additional costs charged to the Company are currently in dispute with the vendor.  Calpian Commerce net income was a loss of $263,960 for the quarter ended June 30, 2014, compared to net income of $150,087 for the quarter ended June 30, 2013 due to the aforementioned decline in the gross margin.  During the past six months, Calpian Commerce has continued to reduce its general and administrative and processing costs while redeploying the savings into sales resources.

The change in revenue for Money-on-Mobile for the quarter ending June 30, 2014 compared to 2013 is attributable to the consolidation of Money-on-Mobile into the Company’s financial statements beginning January 2014.  Money-on-Mobile became majority owned on January 6, 2014, at which time the Company began to consolidate the results of its operations.  Prior to the acquisition, the Company accounted for the results of operations for Money-on-Mobile using the equity method of accounting.  Money-on-Mobile revenue for the quarter ended June 30, 2014 was $40,160,909, on which the Company posted a gross profit of $406,587 or 1%.  Sales, general and administrative costs of $1,501,214 for the quarter ended June 30, 2014 reflect annual salary increases of less than 5% customarily granted April 1 following the end of the Indian fiscal year, as well as the Company’s aggressive sales expenditures to build top line revenue.

Across all business segments, Calpian Inc. has raised funds to aggressively grow the Company’s businesses with the understanding that it will sustain operating losses until those businesses reach a scale that can produce earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by consolidated operating activities for the three months ended June 30, 2014 was $3,544,404, and cash provided by consolidating operating activities for the three months ended June 30, 2013 was $1,032,800.

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

CONTRACTUAL OBLIGATIONS

We did not incur any material contractual obligation during the reporting period.

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

There have been no changes in the critical accounting policies disclosed in our 2014 Transition Report on Form 10-K

ITEM  3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report using the “Internal Control – Integrated Framework (2013)” created by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) framework.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are not currently designed, and are not currently effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated  and communicated to management, include the CEO and CFO, to allow timely decisions regarding disclosures and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes during the quarter in management’s assessment of internal controls and procedures as disclosed in our 2014 Transition Report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

The description of the litigation in Note 17 of the Condensed Notes to Unaudited Consolidated Financial Statements in Part 1 Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1ARISK FACTORS

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no changes during the quarter in management’s assessment of market risks as disclosed in our 2014 Transition Report on Form 10-K.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

On August 18, 2014, the Company received a comment letter issued by the Securities and Exchange Commission (“SEC”) related to its filings of Form 10-K and Form 10-KA for the fiscal year ended December 2013, Form 10-K Transition Report for fiscal year ended March 31, 2014, and Form 8-K filed March 7, 2014.  As of the date of the filing of this quarterly report, the company’s management is currently in the process of determining whether the comments in the letter, which are currently unresolved, will have a material impact upon the financial information or disclosures included in such filings.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Incorporated By Reference
(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
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

CALPIAN, INC.

(Registrant)

August 28, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	August 28, 2014
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	August 28, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	August 28, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	August 28, 2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	August 28, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	August 28, 2014
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