Form 10-Q
period 2014-09-30
Calpian, Inc.
filed 2014-11-19
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of November 13, 2014 was 40,332,615.

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

PART I – FINANCIAL INFORMATION

ITEM  1FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash and equivalents	$1,985,441	$8,078,505
Accounts receivable	1,451,684	1,194,117
Restricted cash	51,607	52,994
Inventory	3,024,815	2,997,872
Other current assets	1,265,274	1,758,270
Total current assets	7,778,821	14,081,758
Property and equipment	4,055,158	398,958
Residual portfolios	9,470,827	9,095,133
Equity investments	465,953	301,680
Deferred financing costs	216,084	324,126
Goodwill	21,619,870	21,619,870
Other intangible assets, at cost	1,326,248	1,351,965
Other non-current assets	1,161,772	958,196
Total assets	$46,094,733	$48,131,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$765,065	$985,616
Accrued liabilities	1,198,024	1,553,247
Related party payables	623,092	766,782
Current portion of long-term debt	4,136,461	7,260,800
Deferred revenues	431,504	595,929
Total current liabilities	7,154,146	11,162,374
Long-term debt	15,517,145	13,374,296
Other non-current liabilities	208,859	214,836
Total liabilities	22,880,150	24,751,506

Shareholders' Equity (Note 12)
Preferred stock	-	1,000,000
Common stock	38,909	29,022
Stock subscribed	1,424	7,056
Additional paid-in capital	34,372,306	29,494,797
Accumulated deficit	(17,920,946)	(15,382,512)
Noncontrolling interest	6,022,162	7,230,120
Cumulative other comprehensive income	700,728	1,001,697
Total shareholders' equity	23,214,583	23,380,180
Total liabilities and shareholders' equity	$46,094,733	$48,131,686

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Residual portfolios	$1,131,692	$955,501	$2,151,845	$1,989,865
Processing fees	4,469,432	5,062,802	9,082,753	10,019,326
Money-on-Mobile	53,223,161	-	93,384,070	-
Other	396,414	342,909	841,305	1,004,178
Total revenues	59,220,699	6,361,212	105,459,973	13,013,369
Cost of revenues
Residual portfolio amortization	272,969	239,604	581,432	537,627
Processing and servicing	3,797,948	4,524,038	7,676,952	8,527,972
Money-on-Mobile	52,637,887	-	92,392,209	-
Other	192,778	284,671	349,232	375,427
Total cost of revenues	56,901,582	5,048,313	100,999,825	9,441,026
Gross profit	2,319,117	1,312,899	4,460,148	3,572,343
General and administrative expenses
Salaries and wages	2,151,905	960,420	3,641,588	1,969,003
Selling, general and administrative	2,456,297	1,215,297	5,275,154	2,754,655
Depreciation and amortization	159,091	30,030	303,582	56,374
Total general and administrative	4,767,293	2,205,747	9,220,324	4,780,032
Operating loss	(2,448,176)	(892,848)	(4,760,176)	(1,207,689)
Other income / (expenses)
Interest expense	(746,036)	(765,168)	(1,621,498)	(1,514,595)
Equity investment gain / (loss)	7,189	(1,286,062)	8,007	(2,363,779)
Gain/ (loss) on sale of assets	2,855,737	-	2,859,709	-
Total other income/(expenses)	2,116,890	(2,051,230)	1,246,218	(3,878,374)
Net loss before income taxes	(331,286)	(2,944,078)	(3,513,958)	(5,086,063)
Income tax (expense) benefit	13,191	-	13,191	-
Net loss	(318,095)	(2,944,078)	(3,500,767)	(5,086,063)
Less net loss attributable to noncontrolling interest	363,812	-	962,333	-
Net income / (loss) attributable to Calpian, Inc. shareholders	45,717	(2,944,078)	(2,538,434)	(5,086,063)
Other comprehensive loss:
Currency translation adjustments	(247,396)	-	(300,969)	-
Total comprehensive loss	$(565,491)	$(2,944,078)	$(3,801,736)	$(5,086,063)
Comprehensive loss attributable to:
Noncontrolling interest	$(434,948)	$-	$(1,049,064)	$-
Calpian, Inc. shareholders	$(130,543)	$(2,944,078)	$(2,752,672)	$(5,086,063)

Weighted average number of shares outstanding,
Basic	38,884,201	27,807,741	38,394,636	26,758,369
Diluted effect of warrants	544,367	-	-	-
Diluted	39,428,568	27,807,741	38,394,636	26,758,369
Earnings Per Share
Basic	$0.00	$(0.11)	$(0.07)	$(0.19)
Diluted	$0.00	$(0.11)	$(0.07)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,500,767)	$(5,086,063)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Equity investment loss (income)	(8,007)	2,363,779
Deferred financing cost amortization	108,042	108,042
Residual portfolio amortization	581,432	537,627
Processing and servicing - merchant portfolio amortization	514,981	795,974
Subordinated note discount amortization	199,740	200,414
Depreciation and amortization	303,582	56,374
Gain on sale of residual portfolio	(2,175,558)	-
Management equity awards	710,014	296,818
Equity awards issued for services	96,499	-
Deferred consulting fee amortization	205,852	183,013
Changes in operating assets and liabilities:
Accounts receivable	(257,567)	293,276
Inventory	(26,939)	-
Other assets	35,301	(314,618)
Related party payables	(143,366)	-
Accounts payable	(220,552)	217,676
Accrued liabilities	(151,708)	813,132
Interest payable	(209,249)	47,213
Deferred revenue	(164,425)	-
Other liabilities	7,280	-
Net cash (used in) provided by operating activities	(4,095,415)	512,657

INVESTING ACTIVITIES
Contribution to equity method - Money-on-Mobile	-	(3,149,060)
Investment in equity method - Money-on-Mobile	(245,125)	-
Contribution to other equity method investments	(163,847)	-
Investment in residual portfolios	(3,093,400)	-
Purchases of property and equipment	(1,469,200)	(126,446)
Proceed from sale of residual portfolio	3,800,000	-
Acquisition of intangible assets	(231,570)	-
Net cash used in investing activities	(1,403,142)	(3,275,506)

FINANCING ACTIVITIES
Borrowings on senior notes	999,950	-
Borrowings on subordinated notes	-	300,000
Borrowings on notes payable	-	-
Payment on notes payable	(3,870,000)	(28,765)
Issuance of common stock and warrants	3,252,280	2,778,104
Return and cancellation of stock	(680,179)	-
Change in restricted cash	1,386	3,973
Net cash (used in) provided by financing activities	(296,563)	3,053,312

Foreign currency effect on cash flows	(297,944)	-

Net change in cash and equivalents	(6,093,064)	290,463
Cash and equivalents at beginning of period	8,078,505	585,717
Cash and equivalents at end of period	$1,985,441	$876,180

SUPPLEMENTAL INFORMATION
Bank financing purchase of fixed assets	2,254,500	-
Common stock issued to acquire equity investment	-	1,504,074
Stock and warrants for services	-	480,000
Common stock issued in exchange for residual portfolios	3,150	14,880
Warrants issued as part of debt and equity financings	257,000	392
Subordinated debt converted to common stock	300,000	850,701
Notes payable for insurance premiums	-	65,600
Non cash conversion of Series C preferred to common stock	1,000,000	-
Cancellation of common stock related to sale of residual portfolio	680,179	-

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF SHAREHOLDERS' EQUITY

												Other
	Series B Preferred		Series C Preferred		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income	Total
Balance, March 31, 2013	-	$-	-	$-	23,915,806	$23,915	-	$-	$14,159,576	$(8,790,446)	$-	$1,195	5,394,241
Acquisition of residual portfolios	-	-	-	-	10,941	11	-	-	14,869	-	-	-	14,880
Contribution to Money-on-Mobile	-	-	-	-	1,248,670	1,249	-	-	1,502,825	-	-	-	1,504,074
Fair value of noncontrolling interest in business combination	-	-	-	-	-	-	-	-	-	-	7,500,000	-	7,500,000
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	-	97,108	-	97,108
Issuance of common stock	-	-	-	-	1,784,043	1,784	6,889,170	6,889	7,566,467	-	-	-	7,575,140
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	3,353,506	-	-	-	3,353,506
Warrants exercised to common stock	-	-	-	-	391,920	392	-	-	(392)	-	-	-	-
Conversion of debt to common stock	-	-	-	-	633,802	633	66,667	67	1,050,003	-	-	-	1,050,703
Stock issued for services	-	-	-	-	622,835	623	100,000	100	937,401	-	-	-	938,124
Stock-based compensation	-	-	-	-	-	-	-	-	360,005	-	-	-	360,005
Issuance of Series B preferred stock	550,000	550	-	-	-	-	-	-	550,401	-	-	-	550,951
Conversion of Series B to common stock	(550,000)	(550)	-	-	414,249	414	-	-	136	-	-	-	-
Issuance of Series C preferred stock	-	-	1,000	1,000,000	-	-	-	-	-	-	-	-	1,000,000
Net loss	-	-	-	-	-	-	-	-	-	(6,592,066)	(366,988)	-	(6,959,054)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,000,502	1,000,502
Balance, March 31, 2014	-	$-	1,000	$1,000,000	29,022,266	$29,021	7,055,837	$7,056	$29,494,797	$(15,382,512)	$7,230,120	$1,001,697	$23,380,180
Issuance of common stock	-	-	-	-	9,607,850	9,608	(6,355,570)	(6,355)	2,561,593	-	-	-	2,564,846
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	944,435	-	-	-	944,435
Conversion of debt to common stock	-	-	-	-	216,667	217	(66,667)	(67)	299,850	-	-	-	300,000
Conversion of Series C to common stock	-	-	(1,000)	(1,000,000)	-	-	1,000,000	1,000	942,000	-	-	-	(57,000)
Stock issued for services	-	-	-	-	183,422	183	(100,000)	(100)	96,416	-	-	-	96,499
Acquisition of residual portfolios	-	-	-	-	2,100	2	-	-	3,148	-	-	-	3,150
Stock-based compensation	-	-	-	-	-	-	-	-	710,014	-	-	-	710,014
Canceled stock	-	-	-	-	(123,290)	(123)	(110,000)	(110)	(679,946)	-	-	-	(680,179)
Purchase of DPPL shares from noncontrolling shareholder	-	-	-	-	-	-	-	-	-	-	(265,875)	-	(265,875)
Issuance of MMPL shares to noncontrolling shareholders	-	-	-	-	-	-	-	-	-	-	20,250	-	20,250
Net loss	-	-	-	-	-	-	-	-	-	(2,538,434)	(962,333)	-	(3,500,767)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(300,969)	(300,969)
Balance, September 30, 2014	-	-	-	-	38,909,015	38,909	1,423,600	1,424	34,372,306	(17,920,946)	6,022,163	700,728	23,214,583

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

In March 2012, the Company began to acquire equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“Money-on-Mobile”).  Both companies are organized under the laws of India and headquartered in Mumbai, India.  Money-on-Mobile is a contractual variable interest entity of DPPL.  As of September  30, 2014, the Company has acquired 72.9% of the outstanding common stock of DPPL.  The Company and DPPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of DPPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.  Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of Money-on-Mobile, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of Money-on-Mobile to its customer base.

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

Included in cash and equivalents are proceeds from investors from the purchase of Company securities.   These funds are designated for the purchase of future residual portfolios.  As of September 30, 2014 and March 31, 2014, the Company held cash designated for future portfolio purchases of $473,548 and $4,139,337, respectively.

Restricted Cash

We consider funds received which are held by us as merchant reserves against future losses to be restricted cash.  As of September 30, 2014 and March 31, 2014, the company held as restricted cash $51,607 and $52,994, respectively.

Accounts Receivable

Accounts receivable represents the uncollected portion of amounts recorded as revenues.  Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management.  Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses.  After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.  As of September 30, 2014 and March 31, 2014, the balance of the allowance for doubtful accounts was $32,012 and $29,826, respectively.

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

Residual Portfolios

Residual portfolios represent investments in (purchases of) recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States indirectly to third parties.  We purchase portfolios of recurring monthly residual income streams from ISOs as long-term investments and expect to hold them to the point in time when a portfolio’s cash flows become nominal. We value the recurring monthly residual income streams on a net present value basis and acquire the recurring monthly residual income stream through a negotiated agreement with the ISO.  Residual portfolios are recorded at cost and amortized over an estimated 10 year life into cost of revenues.  Each residual portfolio is amortized based on the percentage of actual cash received to total expected future cash flows adjusted for the expected attrition of the portfolio. The recurring monthly residual income streams are paid by processors to us on a monthly basis.  Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments.  Quarterly, we evaluate our cash flow estimates and prospectively adjust future amortization.

As part of the acquisition of Calpian Commerce, the Company acquired certain residual portfolio assets with a fair value of $6,379,000 determined by a discounted cash flow model for each portfolio using a discount rate of 18%.  The expected future cash flows were determined based upon future projected revenue and costs adjusted the attrition rate of the merchant base, and the expected cost to service and maintain such portfolios.

The Company estimates a 10 year life to be an appropriate measure of the period over which future revenues will be generated by the portfolios.

Residual portfolio amortization for Calpian Commerce was $252,515 and $535,492 for the three months ended September 30, 2014 and 2013, respectively, and was $514,981 and $795,974 for the six months ended September 30, 2014 and 2013, respectively, and is included in Processing and services in the accompanying income statement.

Residual portfolio amortization for Calpian Inc. was $272,969 and $239,604 for the three months ended September 30, 2014 and 2013, respectively, and was $581,432 and $537,627 for the six months ended September 30, 2014 and 2013, respectively, and is included in Residual portfolio amortization in the accompanying income statement.

Equity Investment

Prior to obtaining control in January 2014 (See Note 3), Money-on-Mobile was accounted for as an equity method investment, as the Company had the ability to exercise significant influence, but did not control the enterprise and was not the primary beneficiary. Under the equity method of accounting, the Calpian, Inc. recorded its proportionate share of the net earnings or losses of Money-on-Mobile and a corresponding increase or decrease to the investment balances. In addition, the Company accounted for share issuances by Money-on-Mobile as if the Company had sold a proportional share of its investment and record any resulting gain or loss.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during the periods three and six months ended September 30, 2014 or 2013.

Deferred Financing Costs

The Company capitalizes third-party costs paid to obtain its debt financing.  Capitalized costs are then amortized using a straight-line basis over the related debt term into interest expense.

Goodwill

Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.  As of September 30, 2014, goodwill was $19,277,942 for our Money-on-Mobile reporting unit and was $2,341,928 for our Calpian Commerce reporting unit.

We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.  For its annual impairment assessment for the year ended March 31, 2014, we determined it was more likely than not that the fair value of each of the reporting units exceeded the carrying values.  As a result, we concluded that goodwill was not impaired as of September  30, 2014 or March 31, 2014.

Intangible Assets

Intangible assets consist of software, customer lists, trademarks, and domain names acquired through business combinations, or consists of software developed by the Company which is intended for resale, in which case such capitalized costs are limited to activities occurring after the preliminary stage and before the project is substantially complete and ready for sale.  The weighted average amortization period is 5 years for customer lists, acquisitions costs, and trademarks, 4.5 years for software, and domain names are not amortized.

Impairment of Long-Lived Assets

In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  There were no adjustments to the carrying value of long-lived assets during the six months ended September 30, 2014 or 2013.

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

Money-on-Mobile

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Distributors often keep a prepaid balance with Money-on-Mobile to facilitate quick transactions.  Utility unit sales are recognized when utility units are delivered, either to the distributors or directly to the end users.  Often, distributors will maintain a prepaid balance in a Money-on-Mobile electronic wallet account to facilitate rapid transactions.  Prepaid balances are deferred until utility units are delivered.  As of September 30, 2014 and March 31, 2014, deferred revenue for Money-on-Mobile was $426,885 and $595,929, respectively.  Revenue from utility units is recognized on a gross basis, as the Company is the primary obligor, has latitude in establishing prices and has inventory risk.

The Company recognizes revenue at the time consumers use utility unites to pay for their services consumed.

As an intermediate between distributors and end consumers, distributors use Money-on-Mobile’s electronic wallet technology to a) allow end consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the end user.   Money-on-mobile earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, under ASC 605-45, at the time consumers use utility units to pay for their services consumed, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.  The Company recognizes revenue at the time consumers use utility units to pay for their services consumed.

Once an end consumer has established a Money-on-Mobile electronic wallet account, end consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile end consumers.  Money-on-mobile also earns a transaction fee for these services, paid by the end consumer.  Revenue from these transaction fees are recognized on a net basis, under ASC 605-45, at the time the transaction is consummated, as the Company is not the primary obligor, does not establish prices and does not maintain inventory risk.  The Company recognizes revenue at the time consumers use utility units to pay for their services consumed.

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

Advertising

Advertising costs are expensed as incurred.   Advertising expense was $107,735 and $17,108 for the three months ended September 30, 2014 and 2013, respectively.   Advertising expense was $173,830 and $38,241 for the six months ended September 30, 2014 and 2013, respectively.

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

3 - BUSINESS ACQUISITIONS

Calpian Commerce Inc.

On March 15, 2013, the Company acquired certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries, all of which were contributed to and are operated by Calpian Commerce.  The Company purchased the assets for $9.75 million and financed the transaction through an increase to the senior credit facility (see Note 11).  The financing and purchase of Calpian Commerce was treated as a single transaction, and accordingly the proceeds from financing and the disbursements for the purchase of the assets are shown in the Supplemental Information disclosure of the Consolidated Statement of Cash Flows.

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

Money-on-Mobile

In March 2012, the Company began acquiring common stock of DPPL.  The Company continued to acquire additional shares of DPPL common stock throughout 2012, 2013 and 2014.  On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At September 30, 2014, the Company’s ownership in DPPL was 72.9% after additional DPPL common stock purchases during the period from January 7, 2014 through September 30, 2014.

Although the Company does not directly own common stock of MMPL or its subsidiary Payblox, these entities are included in the Money-on-Mobile acquisition accounting due to certain terms of the DPPL service agreement.  Under this agreement, DPPL has a right, at its sole discretion, to trigger a merger with MMPL, the terms of which give DPPL control of MMPL.

As of January 6, 2014, just prior to acquisition, the Company’s equity interest in Money-on-Mobile was $10,124,831.  As of January 6, 2014, management preliminarily estimated that the fair value of the equity investment was $15,309,520, which resulted in a gain of $5,014,565 that was recognized in the consolidated income statement.  At January 6, 2014, Management preliminarily estimated that the fair value of the non-controlling interests was $7,500,000.   Management’s estimates of the fair values of the equity investment and non-controlling interest are only preliminary and have not yet been completed.  The Company has engaged the services of a third party valuation firm to assist it with its determination of these fair values, but the valuation has not yet been completed.

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

Revenue of $53,223,161 and net losses of $887,754  for three months ended September 30, 2014 have been included in the Company’s consolidated statements of comprehensive loss. Revenue of $93,384,070 and net losses of $1,982,481 for six months ended September 30, 2014 have been included in the Company’s consolidated statements of comprehensive loss.

4 - INVENTORY

Inventory consisted of the following utility units, merchant equipment and supplies:

	September 30, 2014	March 31, 2014
Money-on-Mobile utility units	$2,998,852	$2,972,281
Calpian Commerce equipment and supplies	25,963	25,591
Total	$3,024,815	$2,997,872

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

5 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2014	March 31, 2014
Deferred financing fees	$216,084	$216,084
Deferred consulting fees	66,867	232,826
Capital advance	81,000	538,440
Prepaid foreign service and income taxes	505,590	429,244
Advance payments to vendors	169,550	246,694
Prepaid personnel costs	195,804	87,919
Other	30,379	7,063
Total other current assets	$1,265,274	$1,758,270

6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014	March 31, 2014
Office building	$3,689,138	$-
Equipment	386,663	375,645
Software	157,344	125,801
Furniture and fixtures	69,802	69,863
Leasehold improvements	4,810	4,810
Subtotal	4,307,757	576,119
Less accumulated depreciation	(252,599)	(177,161)
Total property and equipment	$4,055,158	$398,958

Depreciation expense for the three months ended September 30, 2014 and 2013 was $51,163 and $30,030 respectively.   Depreciation expense for the six months ended September 30, 2014 and 2013 was $88,056 and $56,374 respectively.

7 - EQUITY INVESTMENTS

Money-on-Mobile

On January 6, 2014, Calpian, Inc. acquired control of Money-on-Mobile (See Note 3).  Prior to that acquisition, the Company accounted for its investment in Money-on-Mobile using the equity method of accounting.

The following table presents a summary results of operations for Money-on-Mobile for the three and six months ended September 30, 2013 under the equity method of accounting:

	Three Months	Six Months

	Ended	Ended
	September 30, 2013	September 30, 2013
Total revenues	$39,677,837	$84,303,853
Gross profit	167,199,720	168,126,779
Total expenses	(168,567,835)	(170,176,868)
Net loss	$(1,368,115)	$(2,050,089)

Happy Cellular Services Limited

As part of our acquisition of Money-on-Mobile enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”), a mobile talk time reseller based in India.    As of September 30, 2014, our equity investment balance was $204,946.

Calpian Granite Hill, L.P.

In January 2014, we formed Calpian Granite Hill, L.P., a joint venture with a party related to our senior lender, for the purpose of acquiring additional residual portfolios.  As of September  30, 2014, the Company had a 20% ownership as a limited partner, and an equity investment balance of $261,007.

8 - OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2014	March 31, 2014
Customer lists and acquisition costs	$1,351,567	$1,272,266
Software	878,538	735,499
Trademarks	50,805	51,978
Domain names	20,000	20,000
Subtotal	2,300,910	2,079,743
Less accumulated amortization	(974,662)	(727,778)
Total	$1,326,248	$1,351,965

The Company determined the fair value of software acquired during the acquisition of Calpian Commerce was $150,000 and represents costs incurred to software products to be sold to customers.  Additionally, the Company determined the fair value of the software attributable to Money-on-Mobile to be $527,900, comprised of $476,370 in development costs of the MMPL propriety delivery system and $51,531 in development costs of the Payblox propriety delivery system.  Similarly, the Company determined the fair value of customer lists acquired during the acquisition of Money-on-Mobile to be $1,272,265, comprised of $8,898 of value in MMPL customer lists and $1,183,367 in DPPL customer lists.

Amortization expense related to other intangible assets for the three month ended September 30, 2014 and 2013 was $107,928 and $0, respectively.  Amortization expense related to other intangible assets for the six month ended September 30, 2014 and 2013 was $215,526 and $0, respectively.

9 - OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	September 30, 2014	March 31, 2014
Deposits held by lenders	$492,000	$395,100
Deposits held by processors	472,629	350,000
Security and vendor deposits	197,143	213,096
Total	$1,161,772	$958,196

10 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2014	March 31, 2014
Interest	$242,094	$409,870
Wages and benefits	373,678	417,918
Foreign statutory fees	15,223	236,418
Bank overdraft	16,981	186,198
Legal settlement	-	150,000
Professional fees	70,384	65,650
Merchant reserves	52,994	52,994
Vendor payments	256,620	-
Other	170,050	34,199
Total accrued liabilities	$1,198,024	$1,553,247

11 – DEBT

Long-term debt consisted of the following:

	September 30, 2014	March 31, 2014

Senior credit facility	$9,300,000	$13,170,000
Senior promissory notes	4,000,000	3,000,000
Subordinated notes payable	4,800,000	4,800,000
Convertible subordinated notes	-	300,000
Union Bank of India	2,188,820	-
Less: debt discount	(635,214)	(634,904)
Subtotal	19,653,606	20,635,096
Less: current portion	(4,136,461)	(7,260,800)
Long-term debt	$15,517,145	$13,374,296

Senior Credit Facility

In April 2011, the Company secured an $8.0 million credit facility, bearing interest of 16% per year.  The Company paid origination, commitment and administration fees, and expenses totaling $323,639 and issued the lender warrants to acquire up to 804,467 shares of our common stock at $1.00 per share.  Unamortized deferred financing costs of $525,936 were charged to interest expense when the facility was repaid and closed in November 2012.  There are no related warrants outstanding as of September 30, 2014.

In November 2012, the Company entered into a  $5.0 million senior credit facility, amended in March 2013 to $14.5 million.  Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in 25 equal monthly installments, plus accrued interest, until maturity in September 2017.  In addition, the facility is subject to a facility growth fee of 4% of new borrowings arranged by the lender and 2% if arranged by others.

During the three months ended September 30, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $367,917 and 434,620, respectively. During the six months ended September 30, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $802,527 and $869,220, respectively.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by 16 times the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets.  The facility requires the Company to meet certain financial covenants.  In addition, the Company maintains a reserve deposit with the lender of $400,200 at September 30, 2014.  As of September 30, 2014, the Company was in compliance with all covenants.

In March 2013, the Company issued 500,000 warrants to the senior credit facility lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $325,000.  In March 2014, the 500,000 warrants were cancelled in conjunction with raising $3.0 million in equity financing before April 2014.  For the three months ended September 30, 2014 and 2013, amortized debt discount included in interest expense was $32,500 for each period. For the six months ended September 30, 2014 and 2013, amortized debt discount included in interest expense was $65,000 for each period.

Loan origination fees related to our senior credit facility are amortized through the September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the three months ended September 30, 2014 and 2013, amortized financing costs included in interest expense were $54,021 for each period.  For the six months ended September 30, 2014 and 2013, amortized financing costs included in interest expense were 108,042 for each period.

As of September 30, 2014 and March 31, 2014, the balance due under the senior credit facility was $9,300,000 and $13,170,000, respectively.

Senior Promissory Notes - Calpian Residual Acquisition, LLC

In February 2014, Calpian Residual Acquisition, LLC issued into $3.0 million senior promissory notes to three investors.  In September 2014, an additional $1.0 million of senior promissory notes were issued.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  For the three months ended September 30, 2014, interest expense related to the senior promissory notes was $95,000.  For the six months ended September 30, 2014, interest expense related to the senior promissory notes was $198,571.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Date of Issue	of Warrants	Time of Issuance
Feb-14	300,000	$297,000
Apr-14	50,000	40,000
May-14	25,000	20,000
Jul-14	50,000	40,000
Aug-14	25,000	20,000
Sep-14	100,000	80,000
	550,000	$497,000

For the three months ended September 30, 2014, debt discount accreted into interest expense was $23,125.    For the six months ended September 30, 2014, debt discount accreted into interest expense was $44,794.

As of September 30, 2014 and March 31, 2014, the balance due under the senior promissory notes was $4,000,000 and $3,000,000, respectively.

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

Subordinated Notes Payable

For the three months ended September 30, 2014 and 2013, debt discount accreted into interest expense was $44,973 for each period.  For the six months ended September 30, 2014 and 2013, debt discount accreted into interest expense was $89,946 for each period.

At September  30,  2014 and March 31, 2014, the outstanding balances on subordinated notes payable were $4,800,000 for each period.

Convertible Subordinated Notes

Our convertible subordinated notes can be converted shares of the Company’s common stock at a conversion rate of $1.50 per share at the option of the note holders.  In July 2014, the outstanding convertible subordinated note balances of $300,000 were converted into 150,000 shares of common stock

For the three months ended September 30, 2014 and 2013, debt discount accreted into interest expense was $0 and $69,585, respectively.  For the six months ended September 30, 2014 and 2013, debt discount accreted into interest expense was $0 and $117,558, respectively.

At September 30, 2014 and March 31, 2014, the outstanding balance on convertible subordinated notes payable was $0 and $300,000, respectively.

For the three months ended September 30, 2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $144,000 and $159,833, respectively.  For the six months ended September 30, 2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $296,500 and $333,733, respectively.

Union Bank of India

In May 2014, Money-On-Mobile obtained a $2,254,500 loan with Union Bank of India to purchase an office building to be used as its headquarters.  The loan is interest only for the first six months at the rate of 16% per annum.  Thereafter, the interest rate is 15% per annum, and principal and interest payments are to be made in 26 equal quarterly payments.  The loan matures in May 2021 and is collateralized by the building.

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,665 shares common stock and warrants to acquire 2,114,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

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

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 11,103,528 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

Our shareholder equity includes a line item for “subscribed stock,” which represents shares of common stock for which we irrevocably received investors’ purchase prices but, due to administrative delays, had not issued the respective shares of common stock before the period end.

Warrants

A total of 7,603,528 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($1.52 weighted average) have been issued in connection with our financing transactions and expire as follows by fiscal year:  0 in 2015; 642,501 in 2016; 522,500 in 2017; 677,925 in 2018,  4,441,531 in 2019,  and 1,319,071 in 2020.  On exercise, each warrant will be settled in delivery of one unregistered share of our common stock.

The following tables summarize the changes in warrants for the six months ended September 30, 2014.

		Weighted	Weighted
	Six Months	Average	Average
	Ended	Exercise	Fair Value
	September 30, 2014	Price	At Grant Date
Outstanding at March 31, 2014	6,284,457	1.61	0.65
Granted	1,319,071	1.00	0.73
Exercised	-	-	-
Expired/canceled	-	-	-
Outstanding at September 30, 2014	7,603,528	1.52	0.67

For the six months ended September 30, 2014, the Company granted the following warrants:

Six Months
Ended
September 30, 2014
Holders of Series B convertible preferred stock	207,125
Holders of Series C convertible preferred stock	100,000
Warrants issued for common stock	739,446
Warrants issued for services	22,500
Holders of senior promissory notes	250,000
Total	1,319,071

The weighted average expiration period of warrants during the 6 months ending September 30, 2014 is 5 years.

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the six months ended September 30, 2014 and 2013:

Warrants	2014	2013
Risk-free interest rates	1.63%	1.31%
Expected volatility	1.084	0.9266
Dividend yields	0.0000	0.0000
Expected lives	5 years	5 years

2011 Equity Incentive Plan

The 2011 Equity Incentive Plan (“Plan”) provides for issuing equity awards for an aggregate of 3.5 million shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), nonqualified stock options, share appreciation rights, performance shares, and performance units.  As of September 30, 2014, 1,240,000 shares are available under the Plan. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock.

Stock Options

In September 2014, the Company awarded stock options for 1,360,000 shares of common stock with a fair value $818,941.  Exercisable options with a weighted-average exercise price of $1.24 per share for 2,260,000 shares and $1.49 for 900,000 shares were outstanding at September 30, 2014 and 2013, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  No intrinsic value existed for options granted in the three months ending September 30, 2014.  At September 30, 2014, outstanding options are fully vested and the weighted-average remaining contractual term was 9.4 years; however, if services are earlier terminated, 2,060,000 options become void 90 days after termination.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model .The expected life of options represents the period of time the options are expected to be outstanding and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. No forfeiture is expected when stock option granted.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the six months ended September 30, 2014 and 2013:

Option plan	2014	2013
Risk-free interest rates	2.21%	1.69%
Expected volatility	1.02	0.908
Dividend yields	0	0
Expected lives	5.3 years	5.35 years

The following table summarizes the changes in stock options for the six months ended September 30, 2014.

	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,100,000	900,000	$1.49
Increase in authorized shares	1,500,000
Granted	(1,360,000)	1,360,000	$1.00
Exercised	-	-	-
Outstanding at September 30, 2014	1,240,000	2,260,000	$1.24

13 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At September 30, 2014 and 2013, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share were:

	2014	2013
Warrants (weighted-average purchase price per share: 2014 - $1.64; 2013 - $1.83)	7,053,528	4,069,425
Stock options (weighted-average exercise price per share: 2014 - $1.24; 2013- $1.78)	2,260,000	900,000
Convertible subordinated notes	-	283,332

14 - INCOME TAXES

Our $9.3 million federal income tax net operating loss carryover expires over the period 2026 to 2034.  Our federal and state income tax returns are no longer subject to examination for the years before 2010.  We have taken no tax position that, more likely than not, may not be realized.

Significant components of our income tax provision were:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Current state	$-	$-	$-	$-
Current foreign	13,191	-	13,191	-
Deferred federal	(170,989)	(882,053)	546,788	(1,280,153)
Valuation allowance	170,989	882,053	(546,788)	1,280,153
	$13,191	$-	$13,191	$-

The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provision as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Loss before income taxes	$(112,360)	(884,191)	$(1,194,746)	$(1,288,191)
Deferred tax valuation allowance	(23,274)	882,053	854,155	1,280,153
Permanent items	11,938	17,693	13,398	17,693
Equity Adjustment	123,696	(15,555)	327,193	-
Noncontrolling interests	-	-	-	-
State tax (net of federal benefit)	-	-	-	(9,655)
Foreign	13,191	-	13,191	-
	$13,191	$-	$13,191	$-

15 -RELATED PARTIES

Related party payables consisted of the following:

	September 30, 2014	March 31, 2014
ART Holdings, Inc.	$197,082	$155,786
CMCP director compensation	426,010	449,500
CMCP short term loan	-	120,000
Due to Money-on-Mobile directors	-	41,496
Total related party payables	$623,092	$766,782

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

16 - LITIGATION

National Bankcard Systems, Inc.

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleged that damages continue to grow, but would not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000  ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of September 30, 2014, the settlement was  paid in full, and in prior reporting periods the balance was  included in Accrued liabilities on the Company's balance sheet.

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

Our segments generally align with our revenue streams on the consolidated income statements, except for certain residual portfolio revenue that occurs in Calpian Commerce rather than in Calpian, Inc.  For the three months ended September 30, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $234,170 and $220,582, respectively. For the six months ended September 30, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $460,170 and $438,866, respectively.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 7.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Calpian, Inc.	$897,522	$743,784	$1,691,675	$1,561,558
Calpian Commerce	5,100,016	5,617,428	10,384,228	11,451,811
Money-on-Mobile	53,223,161	-	93,384,070	-
	$59,220,699	$6,361,212	$105,459,973	$13,013,369

Gross profit:
Calpian, Inc.	$584,150	$459,181	$1,069,839	$978,931
Calpian Commerce	1,149,694	853,718	2,398,448	2,593,412
Money-on-Mobile	585,273	-	991,861	-
	$2,319,117	$1,312,899	$4,460,148	$3,572,343

Purchases of property and equipment:
Calpian, Inc.	$-	$-	$-	$-
Calpian Commerce	26,575	47,052	42,028	139,743
Money-on-Mobile	282,322	-	3,739,413	-
	$308,897	$47,052	$3,781,441	$139,743

Depreciation and amortization:
Calpian, Inc.	$4,389	$1,244	$9,601	$1,244
Calpian Commerce	40,080	28,786	78,837	55,130
Money-on-Mobile	114,622	-	215,144	-
	$159,091	$30,030	$303,582	$56,374

Interest expense:
Calpian, Inc.	$437,363	$428,511	$955,167	$841,369
Calpian Commerce	335,613	336,657	672,501	673,226
Money-on-Mobile	(26,940)	-	(6,170)	-
	$746,036	$765,168	$1,621,498	$1,514,595

Net income (loss):
Calpian, Inc.	$936,380	$(2,180,631)	$(887,604)	$(4,472,702)
Calpian Commerce	(366,721)	(763,447)	(630,682)	(613,361)
Money-on-Mobile	(887,754)	-	(1,982,481)	-
	$(318,095)	$(2,944,078)	$(3,500,767)	$(5,086,063)

18 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent to disclose in these financial statements.

ITEM  2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2014 Transition Report on Form 10-KT filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013

For the periods three and six months ended September 30, 2014 compared to 2013, the results for our three business segments were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Calpian, Inc.	$897,522	$743,784	$1,691,675	$1,561,558
Calpian Commerce	5,100,016	5,617,428	10,384,228	11,451,811
Money-on-Mobile	53,223,161	-	93,384,070	-
	$59,220,699	$6,361,212	$105,459,973	$13,013,369

Gross profit
Calpian, Inc.	$584,150	$459,181	$1,069,839	$978,931
Calpian Commerce	1,149,694	853,718	2,398,448	2,593,412
Money-on-Mobile	585,273	-	991,861	-
Total gross profit	$2,319,117	1,312,899	4,460,148	3,572,343

Net income (loss):
Calpian, Inc.	$936,380	$(2,180,631)	$(887,604)	$(4,472,702)
Calpian Commerce	(366,721)	(763,447)	(630,682)	(613,361)
Money-on-Mobile	(887,754)	-	(1,982,481)	-
	$(318,095)	(2,944,078)	(3,500,767)	(5,086,063)

Revenue for the Calpian Inc. business segment is generated from the acquisition of residual payment streams, which are primarily funded by debt financing, and which produces gross profit margins fluctuating between 60% and 65%. Margins for residual acquisitions have been within this range since the company began its public filings in 2010. Expansion of this segment’s revenue and gross profit is dependent on the company’s ability to secure additional debt financing.  Revenue for the three months ended September 30, 2014 was higher than 2013 by $154,000, while revenue for the six months ending September 30, 2014 was higher than 2013 by $130,000, both respective increases in revenue resulted from new portfolio acquisitions, offset by normal portfolio attrition and a reduction of revenue resulting from a strategic sale of revenue producing assets. Gross profits for this segment for the three months ended September 30, 2014 compared to 2013 were approximately 65% and 62%, respectively, and for the respective six months ended periods were 63.2% and 62.7%, respectively.  The increase in gross profits is attributable to the income from the acquisition of residual portfolio assets over the past two quarters more than offsetting the attrition of older residual portfolio assets during the same periods. Net income for this business segment for the three months ended September 30, 2014 was $945,513 which includes stock option expense of $605,719 resulting from a stock option grant to non-managerial employees of Calpian Commerce to purchase shares at $1.00 per share, and also includes a  one-time gain of $2.9 million recognized from the sale of revenue producing assets. The Calpian, Inc. business segment generally bears all of the cost of holding company activities such as the costs to acquire new capital and related financing costs, public filings, and other administrative burdens. Excluding stock option expense and the one-time gain on sale of assets Calpian Inc. expenses declined from previous quarter by approximately $500,000 due to reduction of personnel and contractors. This reduction includes one-time expenses of $250,000 related to the company’s refinancing of its senior debt.

Calpian Commerce is a key platform in our strategy to purchase residual income portfolio streams, as it has the capability to service merchants, which is a requirement in most cases to attract new residual acquisition opportunities.

Revenue for the Calpian Commerce business segment is generated from providing servicing and payment processing activities for merchant.  Revenue for three and six month ended September 30, 2014 were lower than 2013 due to normal portfolio attrition.  The gross profit margins for this business segment are generally between 20% and 25%, and are lower compared to the Calpian Inc. business segment given Calpian Commerce offers payment processing services directly to merchant customers and resold through independent sales organizations. Gross profit margin for the three months ended September 30, 2014 compared to 2013 was approximately 22.5% compared to 19.5%, and for the respective six months ended periods was approximately 23.1% and 24.7%, respectively

Money-on-Mobile became majority owned on January 6, 2014, at which time the Company began to consolidate the results of its operations, which are included in the segment reporting above.  Prior to the acquisition, the Company accounted for the operations for Money-on-Mobile using the equity method of accounting. Accordingly, the above segment reporting shows no results for Money-on-Mobile for the three or six months periods ended September 30, 2013.  Money-on-Mobile, based in India, provides millions of Indian consumers who are typically unable to obtain a bank account with low cost payment processing through simple features available on cellular phones. This service is currently provided through hundreds of thousands of affiliated retailers, which are similar to “convenience stores” in the U.S. These retailers receive cash from Indian consumers and deposit the equivalent in a “mobile wallet” on consumer’s cell phones, which is then immediately available to be used to make payments to a limited number of utility and retail companies that accept Money-on-Mobile payments. This enterprise is funded on a pre-paid basis, and as a result, Money-on-Mobile has substantial amounts of at-risk inventories purchased from participating vendors. The turnover of these inventories ranges between seven to thirty calendar days. The demand for this service is extremely high with more than 100 million individual phones using this service at least once since the enterprise was founded in 2010.  During the three months ended September 30, 2014 more than 8 million unique individual phones used the service. This trend is expected to increase as the enterprise creates further options for payments using the service. During the three months ended September 30, 2014, Money-On-Mobile began to offer payments for railway ticketing,  which is expected to become an important component of revenue in future quarters. The revenues for the Money-on-Mobile segment for the three months ended and six months ended September 30, 2014 were $53.2 million and $93.4 million, respectively, and the gross margin was approximately 1% in both periods. Based upon the foregoing and the revenues and margins for similar businesses globally, the margin may decrease in the short term, but management expects the margin to increase in the long term given that this margin is below the average of similar payment company’s global margins with similar products and given the forecasted growth of the Indian economy. Money-on-Mobile’s operating losses are the result of the Company’s expenditures in furtherance of sales and marketing efforts to grow the business and be the dominate player in the market, which management believes is the best and fastest path to creating shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in consolidated operating activities for the six months periods ended September 30, 2014 was $2,066,742, and cash provided by consolidating operating activities for the six months ended September 30, 2013 was $527,559.  The change between the periods primarily reflects the change in accounting methodology for the Money-on-Mobile enterprise.  For the six months ended September 30, 2013, the Company invested approximately $2.4 million in Money-on-Mobile, accounting for the cash expenditure as an equity investment and not part of the Company’s operating activities.  The Company began including the Money-on-Mobile enterprise as part of its operating activities in the quarter ending March 31, 2014, and now includes Money-on-Mobile’s operating losses as part of the Company’s consolidating operating results including cash flow.

Expansion of U.S operations are generally funded primarily with credit facilities, while Indian operations are generally funded primarily by raising equity. As of June 30, 2014, the Company had a $14.5 million senior credit facility under which the Company had $13.1 million in principle outstanding. Of the $13.1 million principle, $9.75 million was used for the business acquisition of Calpian Commerce in March 2013, and $2.9 million was used to finance residual acquisitions during the fiscal year ending March 31, 2013. The $9.75 million utilized to acquire Calpian Commerce included $250,000 in unrestricted cash acquired.  The $1.4 million balance under the facility at March 31, 2014, was restricted to the acquisition of additional residuals portfolios in the U.S.  Under this facility the Company only paid interest on the outstanding balance, but was obligated to begin paying down principle on October 1, 2014. On August 3, 2014, the Company agreed with its senior creditor to reduce this outstanding balance to $9.1 million through a principal payment funded primarily by the sale of assets on which the company recognized a gain of $2.8 million and to extend the commencement of future principal payments until October 1, 2015. The Company is in the process of expanding its debt financing with other lenders to allow for additional purchases of residual cash flows and agreed to a prepayment penalty with the senior lender to facilitate those ongoing negotiations. During the fiscal year 2014 the Company successfully raised sufficient equity to completely fund its 2014 plan for the expansion of its Money-on-Mobile operations. Management believes greater opportunities exist for the expansion of its India operations and intends to fund future expansion with additional equity raises.

Our primary sources of liquidity are cash flows from operating activities, sales of our common stock in private placements, and subordinated debt borrowings.  We anticipate these sources will be sufficient to meet our operating needs for the foreseeable future.  However, there are no assurances we can sell more common stock, or issue additional subordinated debt.

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

CALPIAN, INC.

(Registrant)

November 19, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	November 19, 2014
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	November 19, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	November 19, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	November 19,2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	November 19, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	November 19, 2014
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