Form 10-Q/A
period 2014-09-30
Calpian, Inc.
filed 2014-12-04
CIK 1414628

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Calpian, Inc. for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Form 10-Q”), is solely to include specific nonmaterial changes to Form 10-Q which were in error in the initial filing of the Form 10-Q.

The Consolidated (Unaudited) Statement of Cash Flows is updated to reflect the $680,179 of ‘Return and cancellation of stock as a non-cash event, thereby reducing the amount for ‘Issuance of common stock and warrants’.

Note 7 is updated to correct ‘Total revenues’, ‘Gross profit’, and ‘Total expenses’ for the summary results of operations for the Money-on-Mobile business segment for the three and six months ended September 30, 2014 under the equity method of accounting.

Note 12 is updated to correct the amounts disclosed for common shares and warrants to acquire common shares subject to customary “piggy back” registration rights in the event the Company registers shares of its common stock in the future.

Note 13 is updated to present the earnings per share for potentially dilutive securities that would have had an antidilutive effect for the three and six months ended September 30, 2014 and 2013.  The duplicative information has been removed from the Consolidated (Unaudited) Statements of Comprehensive Income (Loss).

ITEM 2 RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013 is updated to reflect net income for the three months ended September 30, 2014 for the Calpian Inc. business segment disclosed in the explanatory paragraphs to be consistent with the information presented in the related summary tables.

ITEM 2 RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013 is updated to correct the amount of stock option expense disclosed as $671,730 in the explanatory paragraph.

ITEM 2 LIQUIDITY AND CAPITAL RESOURCES is updated to correct the cash used in consolidating operating activities for the six months period ended September 30, 2014 as $4,095,415, and to correct the cash provided by consolidating operating activities for the six months ended September 30, 2013 as $512,657, and to be consistent with the Consolidated (Unaudited) Statement of Cash Flows.  Additional correction was made to state the gain on sale of assets to equal approximately $2.8 million in the explanatory paragraph.

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

PART I – FINANCIAL INFORMATION

ITEM  1FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash and equivalents	$1,985,441	$8,078,505
Accounts receivable	1,451,684	1,194,117
Restricted cash	51,607	52,994
Inventory	3,024,815	2,997,872
Other current assets	1,265,274	1,758,270
Total current assets	7,778,821	14,081,758
Property and equipment	4,055,158	398,958
Residual portfolios	9,470,827	9,095,133
Equity investments	465,953	301,680
Deferred financing costs	216,084	324,126
Goodwill	21,619,870	21,619,870
Other intangible assets, at cost	1,326,248	1,351,965
Other non-current assets	1,161,772	958,196
Total assets	$46,094,733	$48,131,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$765,065	$985,616
Accrued liabilities	1,198,024	1,553,247
Related party payables	623,092	766,782
Current portion of long-term debt	4,136,461	7,260,800
Deferred revenues	431,504	595,929
Total current liabilities	7,154,146	11,162,374
Long-term debt	15,517,145	13,374,296
Other non-current liabilities	208,859	214,836
Total liabilities	22,880,150	24,751,506

Shareholders' Equity (Note 12)
Preferred stock	-	1,000,000
Common stock	38,909	29,022
Stock subscribed	1,424	7,056
Additional paid-in capital	34,372,306	29,494,797
Accumulated deficit	(17,920,946)	(15,382,512)
Noncontrolling interest	6,022,162	7,230,120
Cumulative other comprehensive income	700,728	1,001,697
Total shareholders' equity	23,214,583	23,380,180
Total liabilities and shareholders' equity	$46,094,733	$48,131,686

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Residual portfolios	$1,131,692	$955,501	$2,151,845	$1,989,865
Processing fees	4,469,432	5,062,802	9,082,753	10,019,326
Money-on-Mobile	53,223,161	-	93,384,070	-
Other	396,414	342,909	841,305	1,004,178
Total revenues	59,220,699	6,361,212	105,459,973	13,013,369
Cost of revenues
Residual portfolio amortization	272,969	239,604	581,432	537,627
Processing and servicing	3,797,948	4,524,038	7,676,952	8,527,972
Money-on-Mobile	52,637,887	-	92,392,209	-
Other	192,778	284,671	349,232	375,427
Total cost of revenues	56,901,582	5,048,313	100,999,825	9,441,026
Gross profit	2,319,117	1,312,899	4,460,148	3,572,343
General and administrative expenses
Salaries and wages	2,151,905	960,420	3,641,588	1,969,003
Selling, general and administrative	2,456,297	1,215,297	5,275,154	2,754,655
Depreciation and amortization	159,091	30,030	303,582	56,374
Total general and administrative	4,767,293	2,205,747	9,220,324	4,780,032
Operating loss	(2,448,176)	(892,848)	(4,760,176)	(1,207,689)
Other income / (expenses)
Interest expense	(746,036)	(765,168)	(1,621,498)	(1,514,595)
Equity investment gain / (loss)	7,189	(1,286,062)	8,007	(2,363,779)
Gain/ (loss) on sale of assets	2,855,737	-	2,859,709	-
Total other income/(expenses)	2,116,890	(2,051,230)	1,246,218	(3,878,374)
Net loss before income taxes	(331,286)	(2,944,078)	(3,513,958)	(5,086,063)
Income tax (expense) benefit	13,191	-	13,191	-
Net loss	(318,095)	(2,944,078)	(3,500,767)	(5,086,063)
Less net loss attributable to noncontrolling interest	363,812	-	962,333	-
Net income / (loss) attributable to Calpian, Inc. shareholders	45,717	(2,944,078)	(2,538,434)	(5,086,063)
Other comprehensive loss:
Currency translation adjustments	(247,396)	-	(300,969)	-
Total comprehensive loss	$(565,491)	$(2,944,078)	$(3,801,736)	$(5,086,063)
Comprehensive loss attributable to:
Noncontrolling interest	$(434,948)	$-	$(1,049,064)	$-
Calpian, Inc. shareholders	$(130,543)	$(2,944,078)	$(2,752,672)	$(5,086,063)

Weighted average number of shares outstanding,
Basic	38,884,201	27,807,741	38,394,636	26,758,369
Diluted	39,326,902	27,807,741	38,394,636	26,758,369
Earnings Per Share
Basic	$0.00	$(0.11)	$(0.07)	$(0.19)
Diluted	$0.00	$(0.11)	$(0.07)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,500,767)	$(5,086,063)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Equity investment loss (income)	(8,007)	2,363,779
Deferred financing cost amortization	108,042	108,042
Residual portfolio amortization	581,432	537,627
Processing and servicing - merchant portfolio amortization	514,981	795,974
Subordinated note discount amortization	199,740	200,414
Depreciation and amortization	303,582	56,374
Gain on sale of residual portfolio	(2,175,558)	-
Management equity awards	710,014	296,818
Equity awards issued for services	96,499	-
Deferred consulting fee amortization	205,852	183,013
Changes in operating assets and liabilities:
Accounts receivable	(257,567)	293,276
Inventory	(26,939)	-
Other assets	35,301	(314,618)
Related party payables	(143,366)	-
Accounts payable	(220,552)	217,676
Accrued liabilities	(151,708)	813,132
Interest payable	(209,249)	47,213
Deferred revenue	(164,425)	-
Other liabilities	7,280	-
Net cash (used in) provided by operating activities	(4,095,415)	512,657

INVESTING ACTIVITIES
Contribution to equity method - Money-on-Mobile	-	(3,149,060)
Investment in equity method - Money-on-Mobile	(245,125)	-
Contribution to other equity method investments	(163,847)	-
Investment in residual portfolios	(3,093,400)	-
Purchases of property and equipment	(1,469,200)	(126,446)
Proceed from sale of residual portfolio	3,800,000	-
Acquisition of intangible assets	(231,570)	-
Net cash used in investing activities	(1,403,142)	(3,275,506)

FINANCING ACTIVITIES
Borrowings on senior notes	999,950	-
Borrowings on subordinated notes	-	300,000
Payment on notes payable	(3,870,000)	(28,765)
Issuance of common stock and warrants	2,572,101	2,778,104
Change in restricted cash	1,386	3,973
Net cash (used in) provided by financing activities	(296,563)	3,053,312

Foreign currency effect on cash flows	(297,944)	-

Net change in cash and equivalents	(6,093,064)	290,463

Cash and equivalents at beginning of period	8,078,505	585,717
Cash and equivalents at end of period	$1,985,441	$876,180

SUPPLEMENTAL INFORMATION
Bank financing purchase of fixed assets	2,254,500	-
Common stock issued to acquire equity investment	-	1,504,074
Stock and warrants for services	-	480,000
Common stock issued in exchange for residual portfolios	3,150	14,880
Warrants issued as part of debt and equity financings	257,000	392
Subordinated debt converted to common stock	300,000	850,701
Notes payable for insurance premiums	-	65,600
Non cash conversion of Series C preferred to common stock	1,000,000	-
Cancellation of common stock related to sale of residual portfolio	680,179	-

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED (UNAUDITED) STATEMENTS OF SHAREHOLDERS' EQUITY

												Other
	Series B Preferred		Series C Preferred		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income	Total
Balance, March 31, 2013	-	$-	-	$-	23,915,806	$23,916	-	$-	$14,159,576	$(8,790,446)	$-	$1,195	$5,394,241
Acquisition of residual portfolios	-	-	-	-	10,941	11	-	-	14,869	-	-	-	14,880
Contribution to Money-on-Mobile	-	-	-	-	1,248,670	1,249	-	-	1,502,825	-	-	-	1,504,074
Fair value of noncontrolling interest in business combination	-	-	-	-	-	-	-	-	-	-	7,500,000	-	7,500,000
Noncontrolling interest contribution	-	-	-	-	-	-	-	-	-	-	97,108	-	97,108
Issuance of common stock	-	-	-	-	1,784,043	1,784	6,889,170	6,889	7,566,467	-	-	-	7,575,140
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	3,353,506	-	-	-	3,353,506
Warrants exercised to common stock	-	-	-	-	391,920	392	-	-	(392)	-	-	-	-
Conversion of debt to common stock	-	-	-	-	633,802	633	66,667	67	1,050,003	-	-	-	1,050,703
Stock issued for services	-	-	-	-	622,835	623	100,000	100	937,401	-	-	-	938,124
Stock-based compensation	-	-	-	-	-	-	-	-	360,005	-	-	-	360,005
Issuance of Series B preferred stock	550,000	550	-	-	-	-	-	-	550,401	-	-	-	550,951
Conversion of Series B to common stock	(550,000)	(550)	-	-	414,249	414	-	-	136	-	-	-	-
Issuance of Series C preferred stock	-	-	1,000	1,000,000	-	-	-	-	-	-	-	-	1,000,000
Net loss	-	-	-	-	-	-	-	-	-	(6,592,066)	(366,988)	-	(6,959,054)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,000,502	1,000,502
Balance, March 31, 2014	-	$-	1,000	$1,000,000	29,022,266	$29,022	7,055,837	$7,056	$29,494,797	$(15,382,512)	$7,230,120	$1,001,697	$23,380,180
Issuance of common stock	-	-	-	-	9,607,850	9,608	(6,355,570)	(6,355)	2,561,593	-	-	-	2,564,846
Warrants issued in financing transactions	-	-	-	-	-	-	-	-	944,435	-	-	-	944,435
Conversion of debt to common stock	-	-	-	-	216,667	217	(66,667)	(67)	299,850	-	-	-	300,000
Conversion of Series C to common stock	-	-	(1,000)	(1,000,000)	-	-	1,000,000	1,000	942,000	-	-	-	(57,000)
Stock issued for services	-	-	-	-	183,422	183	(100,000)	(100)	96,416	-	-	-	96,499
Acquisition of residual portfolios	-	-	-	-	2,100	2	-	-	3,148	-	-	-	3,150
Stock-based compensation	-	-	-	-	-	-	-	-	710,014	-	-	-	710,014
Canceled stock	-	-	-	-	(123,290)	(123)	(110,000)	(110)	(679,946)	-	-	-	(680,179)
Purchase of DPPL shares from noncontrolling shareholder	-	-	-	-	-	-	-	-	-	-	(265,875)	-	(265,875)
Issuance of MMPL shares to noncontrolling shareholders	-	-	-	-	-	-	-	-	-	-	20,250	-	20,250
Net loss	-	-	-	-	-	-	-	-	-	(2,538,434)	(962,333)	-	(3,500,767)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(300,969)	(300,969)
Balance, September 30, 2014	-	$-	-	$-	38,909,015	$38,909	1,423,600	$1,424	$34,372,306	$(17,920,946)	$6,022,162	$700,728	$23,214,583

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

The following table presents a summary results of operations for Money-on-Mobile for the three and six months ended September 30, 2013 under the equity method of accounting:

	Three Months	Six Months
	Ended	Ended
	September 30, 2013	September 30, 2013
Total revenues	$40,393,837	$84,303,853
Gross profit	269,869	480,928
Total expenses	(1,637,984)	(2,531,017)
Net loss	$(1,368,115)	$(2,050,089)

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

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,595,096 shares common stock and warrants to acquire 2,114,696 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

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

For the six months ended September 30, 2014, the Company granted the following warrants:

Six Months
Ended
September 30, 2014
Conversion from Series B convertible preferred stock	207,125
Conversion from Series C convertible preferred stock	100,000
Warrants issued for common stock	739,446
Warrants issued for services	22,500
Holders of senior promissory notes	250,000
Total	1,319,071

``

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

13 -  EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share for the three months ended September 30, 2014.

	Three Months Ended September 30, 2014
	Income	Shares	Amount
Basic earnings per share
Net gain attributable to Calpian, Inc. shareholders	$45,717	38,884,201	$0.00

Effect of dilutive securities
Warrants		442,701

Diluted earnings per share
Income available to common stockholders and assumed conversions	$45,717	39,326,902	$0.00

Basic earnings per share are based on the weighted average number of shares of our common stock outstanding during the period.  At September 30, 2014, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share that were not included in the diluted earnings per share calculation were 7,053,528 warrants and 2,260,000 stock options. As of September 30, 2013, potentially dilutive securities that would have had an antidilutive effect on our basic net losses per share were 4,069,425 warrants, 900,000 stock options, and 283,332 convertible subordinated notes.

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

Revenue for the Calpian Inc. business segment is generated from the acquisition of residual payment streams, which are primarily funded by debt financing, and which produces gross profit margins fluctuating between 60% and 65%. Margins for residual acquisitions have been within this range since the company began its public filings in 2010. Expansion of this segment’s revenue and gross profit is dependent on the company’s ability to secure additional debt financing.  Revenue for the three months ended September 30, 2014 was higher than 2013 by $154,000, while revenue for the six months ending September 30, 2014 was higher than 2013 by $130,000, both respective increases in revenue resulted from new portfolio acquisitions, offset by normal portfolio attrition and a reduction of revenue resulting from a strategic sale of revenue producing assets. Gross profits for this segment for the three months ended September 30, 2014 compared to 2013 were approximately 65% and 62%, respectively, and for the respective six months ended periods were 63.2% and 62.7%, respectively.  The increase in gross profits is attributable to the income from the acquisition of residual portfolio assets over the past two quarters more than offsetting the attrition of older residual portfolio assets during the same periods. Net income for this business segment for the three months ended September 30, 2014 was $936,380 which includes stock option expense of $671,730 resulting from a stock option grant to non-managerial employees of Calpian Commerce to purchase shares at $1.00 per share, and also includes a  one-time gain of $2.9 million recognized from the sale of revenue producing assets. The Calpian, Inc. business segment generally bears all of the cost of holding company activities such as the costs to acquire new capital and related financing costs, public filings, and other administrative burdens. Excluding stock option expense and the one-time gain on sale of assets Calpian Inc. expenses declined from previous quarter by approximately $500,000 due to reduction of personnel and contractors. This reduction includes one-time expenses of $250,000 related to the company’s refinancing of its senior debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in consolidated operating activities for the six months ended September 30, 2014 was $4,095,415, and cash provided by consolidating operating activities for the six months ended September 30, 2013 was $512,657.  The change between the periods primarily reflects the change in accounting methodology for the Money-on-Mobile enterprise.  For the six months ended September 30, 2013, the Company invested approximately $2.4 million in Money-on-Mobile, accounting for the cash expenditure as an equity investment and not part of the Company’s operating activities.  The Company began including the Money-on-Mobile enterprise as part of its operating activities in the quarter ending March 31, 2014, and now includes Money-on-Mobile’s operating losses as part of the Company’s consolidating operating results including cash flow.

Expansion of U.S operations are generally funded primarily with credit facilities, while Indian operations are generally funded primarily by raising equity. As of June 30, 2014, the Company had a $14.5 million senior credit facility under which the Company had $13.1 million in principle outstanding. Of the $13.1 million principle, $9.75 million was used for the business acquisition of Calpian Commerce in March 2013, and $2.9 million was used to finance residual acquisitions during the fiscal year ending March 31, 2013. The $9.75 million utilized to acquire Calpian Commerce included $250,000 in unrestricted cash acquired.  The $1.4 million balance under the facility at March 31, 2014, was restricted to the acquisition of additional residuals portfolios in the U.S.  Under this facility the Company only paid interest on the outstanding balance, but was obligated to begin paying down principle on October 1, 2014. On August 3, 2014, the Company agreed with its senior creditor to reduce this outstanding balance to $9.1 million through a principal payment funded primarily by the sale of assets on which the company recognized a gain of approximately $2.2 million and to extend the commencement of future principal payments until October 1, 2015. The Company is in the process of expanding its debt financing with other lenders to allow for additional purchases of residual cash flows and agreed to a prepayment penalty with the senior lender to facilitate those ongoing negotiations. During the fiscal year 2014 the Company successfully raised sufficient equity to completely fund its 2014 plan for the expansion of its Money-on-Mobile operations. Management believes greater opportunities exist for the expansion of its India operations and intends to fund future expansion with additional equity raises.

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

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

On August 18, 2014, the Company received a comment letter issued by the Securities and Exchange Commission (“SEC”) related to its filings of Form 10-K and Form 10-KA for the fiscal year ended December 2013, Form 10-K Transition Report for fiscal year ended March 31, 2014, and Form 8-K filed March 7, 2014.  On October 10, 2014, the Company provided a response to the SEC.  On November 3, 2014, the Company received further correspondence from the SEC related to the Company’s response. As of the date of the filing of this quarterly report, the company’s management is currently in the process of determining whether the comments in the letter, which are currently unresolved, will have a material impact upon the financial information or disclosures included in such filings.

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

CALPIAN, INC.

(Registrant)

December 3, 2014	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	December 3, 2014
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	December 3, 2014
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	December 3, 2014
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	December 3, 2014
Craig A. Jessen

/s/ Laird Q. Cagan	Director	December 3, 2014
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	December 3, 2014
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