Form 10-Q
period 2014-12-31
Calpian, Inc.
filed 2015-02-17
CIK 1414628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 40,607,615.

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

PART I – FINANCIAL INFORMATION

ITEM  1FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2014	March 31, 2014

ASSETS
Current Assets
Cash and equivalents	$852,656	$8,078,505
Accounts receivable	1,633,796	1,194,117
Restricted cash	51,494	52,994
Inventory	2,646,977	2,997,872
Other current assets	1,045,259	1,758,270
Total current assets	6,230,182	14,081,758
Property and equipment	4,023,656	398,958
Residual portfolios	9,036,720	9,095,133
Equity investments	472,299	301,680
Deferred financing costs	162,063	324,126
Goodwill	21,619,870	21,619,870
Other intangible assets, at cost	1,365,576	1,351,965
Other non-current assets	1,163,204	958,196
Total assets	$44,073,570	$48,131,686

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,095,070	$985,616
Accrued liabilities	1,184,571	1,553,247
Related party payables	653,044	766,782
Current portion of long-term debt	2,647,410	7,260,800
Deferred revenues	526,080	595,929
Total current liabilities	6,106,175	11,162,374
Long-term debt	16,548,546	13,374,296
Other non-current liabilities	138,723	214,836
Total liabilities	22,793,444	24,751,506

Equity (Note 12)
Preferred stock 1,000,000 shares authorized, zero and 1,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	-	1,000,000
Common stock 200,000,000 shares authorized, 38,799,015 and 29,022,266 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	38,799	29,022
Stock subscribed 1,533,600 and 7,055,837 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	1,534	7,056
Additional paid-in capital	34,919,419	29,494,797
Accumulated deficit	(19,659,670)	(15,382,512)
Cumulative other comprehensive income	495,250	1,001,697
Total Calpian, Inc Shareholders’ Equity	15,795,332	16,150,060
Noncontrolling interest	5,484,794	7,230,120
Total equity	21,280,126	23,380,180
Total liabilities and equity	$44,073,570	$48,131,686

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues
Residual portfolios	$868,649	$919,422	$3,020,494	$2,909,287
Processing fees	4,407,484	4,764,188	13,490,237	14,783,514
Money-on-Mobile	57,732,749	-	151,116,819	-
Other	385,289	606,102	1,226,594	1,610,280
Total revenues	63,394,171	6,289,712	168,854,144	19,303,081
Cost of revenues
Residual portfolio amortization	271,165	322,747	852,597	860,374
Processing and servicing	3,645,224	3,743,204	11,322,176	12,271,176
Money-on-Mobile	57,148,906	-	149,541,115	-
Other	195,340	336,127	544,572	711,554
Total cost of revenues	61,260,635	4,402,078	162,260,460	13,843,104
Gross profit	2,133,536	1,887,634	6,593,684	5,459,977
General and administrative expenses
Salaries and wages	1,524,718	1,052,607	5,166,306	3,021,610
Selling, general and administrative	1,974,388	1,709,177	7,249,542	4,463,832
Depreciation and amortization	198,863	33,965	502,445	90,339
Total general and administrative	3,697,969	2,795,749	12,918,293	7,575,781
Operating loss	(1,564,433)	(908,115)	(6,324,609)	(2,115,804)
Other income / (expenses)
Interest expense	(724,251)	(719,296)	(2,345,749)	(2,233,891)
Equity investment gain / (loss)	12,671	(1,459,412)	20,678	(3,823,191)
Gain/ (loss) on sale of assets	-	-	2,859,709	-
Total other income/(expenses)	(711,580)	(2,178,708)	534,638	(6,057,082)
Net loss before income taxes	(2,276,013)	(3,086,823)	(5,789,971)	(8,172,886)
Income tax (expense) benefit	(79)	(1,156)	13,112	(1,156)
Net loss	(2,276,092)	(3,087,979)	(5,776,859)	(8,174,042)
Less net loss attributable to noncontrolling interest	537,368	-	1,499,701	-
Net loss attributable to Calpian, Inc. shareholders	(1,738,724)	(3,087,979)	(4,277,158)	(8,174,042)
Other comprehensive loss:
Currency translation adjustments	(205,478)	-	(506,447)	-
Total comprehensive loss	$(2,481,570)	$(3,087,979)	$(6,283,306)	$(8,174,042)
Comprehensive loss attributable to:
Noncontrolling interest	$(596,580)	$-	$(1,645,644)	$-
Calpian, Inc. shareholders	$(1,884,990)	$(3,087,979)	$(4,637,662)	$(8,174,042)

Weighted average number of shares outstanding,
Basic and Diluted	40,332,615	28,850,318	39,045,344	27,458,221
Earnings Per Share
Basic and Diluted	$(0.04)	$(0.11)	$(0.11)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(5,776,859)	$(8,174,042)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Equity investment loss (income)	(20,678)	3,808,447
Deferred financing cost amortization	162,063	162,063
Residual portfolio amortization	852,597	860,374
Processing and servicing - merchant portfolio amortization	757,924	855,970
Subordinated note discount amortization	290,555	248,056
Depreciation and amortization	502,445	90,339
Gain on sale of residual portfolio	(2,855,737)	-
Stock-based compensation	-	330,721
Management equity awards	752,480	-
Equity awards issued for services	96,499	11,129
Loss on disposal of property and equipment	-	8,635
Deferred consulting fee amortization	257,169	-
Changes in operating assets and liabilities:
Accounts receivable	(439,680)	387,911
Inventory	350,898	(6,416)
Other assets	150,842	(182,330)
Related party payables	(113,414)	326,684
Accounts payable	109,454	260,038
Accrued liabilities	(328,412)	235,026
Interest payable	(273,549)	-
Deferred revenue	(169,044)	-
Other liabilities	(59,522)	23,796
Net cash (used in) provided by operating activities	(5,753,969)	(753,599)

INVESTING ACTIVITIES
Contribution to equity method - Money-on-Mobile	-	212,210
Investment in equity method - Money-on-Mobile	(245,250)	(4,324,060)
Contribution to other equity method investments	(160,693)	-
Investment in residual portfolios	(3,176,550)	-
Purchases of property and equipment	(1,472,050)	(181,014)
Proceed from sale of residual portfolio	3,800,000	-
Acquisition of intangible assets	(408,530)	(40,072)
Net cash used in investing activities	(1,663,073)	(4,332,936)

FINANCING ACTIVITIES
Borrowings on senior notes	999,950	-
Borrowings on subordinated notes	-	300,000
Payment on notes payable	(3,870,000)	-
Issuance of common stock and warrants	3,252,280	4,077,247
Issuance of Series B Preferred stock	-	550,951
Change in restricted cash	1,500	47,143
Net cash (used in) provided by financing activities	383,730	4,975,341

Foreign currency effect on cash flows	(192,537)	(1,157)

Net change in cash and equivalents	(7,225,849)	(112,351)
Cash and equivalents at beginning of period	8,078,505	585,717
Cash and equivalents at end of period	$852,656	$473,366

SUPPLEMENTAL INFORMATION
Bank financing purchase of fixed assets	2,254,500	-
Common stock issued to acquire equity investment	-	1,504,074
Common stock issued in exchange for residual portfolios	3,150	14,880
Warrants issued as part of debt and equity financings	704,606	392
Subordinated debt converted to common stock	300,000	950,703
Non cash conversion of Series C preferred to common stock	1,000,000	-
Cancellation of common stock related to sale of residual portfolio	680,179	-

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

																							Other
	Series B Preferred				Series C Preferred				Common Stock				Subscribed Stock				Paid-in		Accumulated		Noncontrolling		Comprehensive
	Shares		Amount		Shares		Amount		Shares		Amount		Shares		Amount		Capital		Deficit		Interests		Income		Total
Balance, March 31, 2013	-		$-		-		$-		23,915,806		$23,916		-		$-		$14,159,576		$(8,790,446)		$-		$1,195		$5,394,241
Acquisition of residual portfolios	-		-		-		-		10,941		11		-		-		14,869		-		-		-		14,880
Contribution to Money-on-Mobile	-		-		-		-		1,248,670		1,249		-		-		1,502,825		-		-		-		1,504,074
Fair value of noncontrolling interest in business combination	-		-		-		-		-		-		-		-		-		-		7,500,000		-		7,500,000
Noncontrolling interest contribution	-		-		-		-		-		-		-		-		-		-		97,108		-		97,108
Issuance of common stock	-		-		-		-		1,784,043		1,784		6,889,170		6,889		7,566,467		-		-		-		7,575,140
Warrants issued in financing transactions	-		-		-		-		-		-		-		-		3,353,506		-		-		-		3,353,506
Warrants exercised to common stock	-		-		-		-		391,920		392		-		-		(392)		-		-		-		-
Conversion of debt to common stock	-		-		-		-		633,802		633		66,667		67		1,050,003		-		-		-		1,050,703
Stock issued for services	-		-		-		-		622,835		623		100,000		100		937,401		-		-		-		938,124
Stock-based compensation	-		-		-		-		-		-		-		-		360,005		-		-		-		360,005
Issuance of Series B preferred stock	550,000		550		-		-		-		-		-		-		550,401		-		-		-		550,951
Conversion of Series B to common stock	(550,000)		(550)		-		-		414,249		414		-		-		136		-		-		-		-
Issuance of Series C preferred stock	-		-		1,000		1,000,000		-		-		-		-		-		-		-		-		1,000,000
Net loss	-		-		-		-		-		-		-		-		-		(6,592,066)		(366,988)		-		(6,959,054)
Foreign currency translation adjustment	-		-		-		-		-		-		-		-		-		-		-		1,000,502		1,000,502
Balance, March 31, 2014	-	-	$-	-	1,000	-	$1,000,000	$-	29,022,266	-	$29,022	-	7,055,837	-	$7,056	-	$29,494,797	-	$(15,382,512)	-	$7,230,120	-	$1,001,697	-	$23,380,180
Issuance of common stock	-	-	-		-	-	-		9,607,850		9,608		(6,355,570)		(6,355)		2,561,593	-	-	-	-	-	-		2,564,846
Warrants issued with equity financing	-	-	-		-	-	-		-		-		-		-		687,435	-	-	-	-	-	-		687,435
Warrants issued with debt financing	-	-	-		-	-	-		-		-		-		-		704,646	-	-	-	-	-	-		704,646
Conversion of debt to common stock	-	-	-		-	-	-		216,667		217		(66,667)		(67)		299,850	-	-	-	-	-	-		300,000
Conversion of Series C to common stock	-	-	-		(1,000)	-	(1,000,000)		-		-		1,000,000		1,000		999,000	-	-	-	-	-	-		-
Stock issued for services	-	-	-		-	-	-		183,422		183		(100,000)		(100)		96,416	-	-	-	-	-	-		96,499
Acquisition of residual portfolios	-	-	-		-	-	-		2,100		2		-		-		3,148	-	-	-	-	-	-		3,150
Stock-based compensation	-	-	-		-	-	-		-		-		-		-		752,480	-	-	-	-	-	-		752,480
Canceled stock	-	-	-		-	-	-		(233,290)		(233)		-		-		(679,946)	-	-	-	-	-	-		(680,179)
Purchase of DPPL shares from noncontrolling shareholder	-	-	-		-	-	-		-		-		-		-		-	-	-	-	(265,875)	-	-		(265,875)
Issuance of MMPL shares to noncontrolling shareholders	-	-	-		-	-	-		-		-		-		-		-	-	-	-	20,250	-	-		20,250
Net loss	-	-	-		-	-	-		-		-		-		-		-	-	(4,277,158)	-	(1,499,701)	-	-		(5,776,859)
Foreign currency translation adjustment	-	-	-		-	-	-		-		-		-		-		-	-	-	-	-	-	(506,447)		(506,447)
Balance, December 31, 2014	-	-	$-	-	-	-	$-	$-	38,799,015	-	$38,799	-	1,533,600	-	$1,534	-	$34,919,419	-	$(19,659,670)	-	$5,484,794	-	$495,250	-	$21,280,126

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined that the My Mobile Payments Limited is a Variable Interest Entity ("VIE"). The Company follows guidance issued by the FASB on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the entity’s economic performance.  The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company's economic interests is a matter that requires the exercise of professional judgment

For financial reporting purposes, the entity's assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company's consolidated financial statements within the equity section of the consolidated Balance Sheets.

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of March 31, 2014 has been derived from audited financial statements.

Operating results for the nine months ended December 31, 2014 are not necessarily indicative of results that may be expected for the year ending March 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 filed with the Company’s Form 10-K-NT filed with the Securities and Exchange Commission on August 11, 2014.

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

Money-on-Mobile

In March 2012, the Company began acquiring common stock of Digital Payments Processing Limited (“DPPL”), a newly-organized company based in Mumbai, India.  During 2012, DPPL entered into a services agreement with My Mobile Payments Limited (“MMPL”), an entity that shares common ownership with DPPL and is also based in Mumbai, India.  Collectively, DPPL, MMPL, and MMPL’s wholly-owned subsidiary, Payblox Technology (India) Private Limited (“Payblox”), operate the Money-on-Mobile enterprise.  In January 2014, the Calpian, Inc. acquired a majority of the common stock of DPPL, obtaining control of DPPL and, through DPPL’s exclusive services agreement, obtaining control of MMPL and Payblox.  As such, these entities are included in the Company’s consolidated financial statements (See Note 3).  Prior to obtaining control in January 2014, Money-on-Mobile was accounted for an equity method investment.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us, on an ongoing basis, to make significant estimates and judgments that affect the reported values of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.  Significant estimates include future cash flows u`sed in our calculation of residual portfolio amortization, fair values of warrants and equity awards granted, fair value of asset and liabilities acquired in our business acquisitions, the valuation allowance on deferred tax assets and liabilities, estimates for certain employee benefits and time off, and estimates in the valuation of foreign pension plan liabilities.

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

The Company follows the provisions of ASC 825-10.  For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

There were no items required to be measured at fair value on a recurring basis in the financial statements as of December 31, 2014 and 2013.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

Effective in the third quarter of fiscal year 2014, the Company realigned its business segments. Certain operations of the Company that were previously reported under the Other segment and that primarily provided inter-segment support have now been aligned with, and report into, the Calpian, Inc. segment. The financial information presented herein reflects the impact of the segment structure change for all periods presented.

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

Restricted Cash

We consider funds received which are held by us as merchant reserves against future losses to be restricted cash.  As of December 31, 2014 and March 31, 2014, the company held as restricted cash $51,494 and $52,994, respectively.

Accounts Receivable

Accounts receivable represents the uncollected portion of amounts recorded as revenues.  Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management.  Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analyses.  After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.  As of December 31, 2014 and March 31, 2014, the balance of the allowance for doubtful accounts was $23,310 and $29,826, respectively.

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

Residual portfolio amortization for Calpian Commerce was $242,942 and $42,797 for the three months ended December 31, 2014 and 2013, respectively, and was $757,924 and $855,970 for the nine months ended December 31, 2014 and 2013, respectively, and is included in Processing and services in the accompanying income statement.

Residual portfolio amortization for Calpian Inc. was $271,165 and $322,747 for the three months ended December 31, 2014 and 2013, respectively, and was $852,597 and $860,374` for the nine months ended December 31, 2014 and 2013, respectively, and is included in Residual portfolio amortization in the accompanying income statement.

Equity Investment

Prior to obtaining control in January 2014 (See Note 3), Money-on-Mobile was accounted for as an equity method investment, as the Company had the ability to exercise significant influence, but did not control the enterprise and was not the primary beneficiary. Under the equity method of accounting, the Calpian, Inc. recorded its proportionate share of the net earnings or losses of Money-on-Mobile and a corresponding increase or decrease to the investment balances. In addition, the Company accounted for share issuances by Money-on-Mobile as if the Company had sold a proportional share of its investment and record any resulting gain or loss.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during the periods nine months ended December 31, 2013.

Deferred Financing Costs

The Company capitalizes third-party costs paid to obtain its debt financing.  Capitalized costs are then amortized using a straight-line basis over the related debt term into interest expense.

Goodwill

Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.  As of December 31, 2014, goodwill was $19,277,942 for our Money-on-Mobile reporting unit and was $2,341,928 for our Calpian Commerce reporting unit.

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

Impairment of Long-Lived Assets

In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  There were no adjustments to the carrying value of long-lived assets during the nine months ended December 31, 2014 or 2013.

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

Money-on-Mobile

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Distributors often keep a prepaid balance with Money-on-Mobile to facilitate quick transactions.  Utility unit sales are recognized when utility units are delivered, either to the distributors or directly to the end users.  Often, distributors will maintain a prepaid balance in a Money-on-Mobile electronic wallet account to facilitate rapid transactions.  Prepaid balances are deferred until utility units are delivered.  As of December 31, 2014 and March 31, 2014, deferred revenue for Money-on-Mobile was $526,080 and $595,929, respectively.  Revenue from utility units is recognized on a gross basis, as the Company is the primary obligor, has latitude in establishing prices and has inventory risk.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $294,434 and $10,914 for the three months ended December 31, 2014 and 2013, respectively. Advertising expense was $468,264 and $49,155 for the nine months ended December 31, 2014 and 2013, respectively

Recent Accounting Pronouncements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for the Company beginning July 31, 2017. The Company is evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

Stock-Based Compensation

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU provides authoritative guidance for share-based payments with a performance condition that could be achieved after the requisite service period when an employee is eligible to retire or otherwise terminate employment before the end of the period in which the performance target could be achieved and still be eligible. The standard will be effective for the Company beginning August 1, 2016. The Company is evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for the Company beginning August 1, 2017. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

3 - BUSINESS ACQUISITIONS

Money-on-Mobile

In March 2012, the Company began acquiring common stock of DPPL.  The Company continued to acquire additional shares of DPPL common stock throughout 2012, 2013 and 2014.  On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At December 31, 2014, the Company’s ownership in DPPL was 72.9% after additional DPPL common stock purchases during the period from January 7, 2014 through December 31, 2014.

Although the Company does not directly own common stock of MMPL or its subsidiary Payblox, these entities are included in the Money-on-Mobile acquisition accounting due to certain terms of the DPPL exclusive service agreement.  Under this agreement, DPPL has a right, at its sole discretion, to trigger a merger with MMPL, the terms of which give DPPL control of MMPL.

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

Revenue of  $57,732,749 and net losses of  $955,150 for three months ended December 31, 2014 have been included in the Company’s consolidated statements of comprehensive loss. Revenue of $151,116,819 and net losses of  $2,937,631 for nine months ended December 31, 2014 have been included in the Company’s consolidated statements of comprehensive loss.

The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal periods presented.

Nine Months Ended
December 31, 2013
Revenue	$139,164,899
Net loss attributable to Calpian , Inc.	(10,693,675)
Earnings per share attributable to Calpian , Inc.
Basic and diluted	$(0.39)

4 - INVENTORY

Inventory consisted of the following utility units, merchant equipment and supplies:

	December 31, 2014	March 31, 2014
Money-on-Mobile utility units	$2,619,011	$2,972,281
Calpian Commerce equipment and supplies	27,966	25,591
Total	$2,646,977	$2,997,872

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

5 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31, 2014	March 31, 2014
Deferred financing fees	$216,084	$216,084
Deferred consulting fees	28,067	232,826
Capital advance	-	538,440
Prepaid foreign service and income taxes	395,120	429,244
Advance payments to vendors	147,578	246,694
Prepaid personnel costs	154,174	87,919
Other	104,236	7,063
Total other current assets	$1,045,259	$1,758,270

6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014	March 31, 2014
Office building	$3,641,402	$-
Equipment	476,457	375,645
Software	157,344	125,801
Furniture and fixtures	68,469	69,863
Leasehold improvements	4,810	4,810
Subtotal	4,348,482	576,119
Less accumulated depreciation	(324,826)	(177,161)
Total property and equipment	$4,023,656	$398,958

Depreciation expense for the three months ended December 31, 2014 and 2013 was $78,397 and $17,740 respectively. Depreciation expense for the nine months ended December 31, 2014 and 2013 was 169,704 and $47,832 respectively.

7 - EQUITY INVESTMENTS

Money-on-Mobile

On January 6, 2014, Calpian, Inc. acquired control of Money-on-Mobile (See Note 3).  Prior to that acquisition, the Company accounted for its investment in Money-on-Mobile using the equity method of accounting.

The following table presents a summary results of operations for Money-on-Mobile for the three and nine months ended December 31, 2013 under the equity method of accounting:

	Three Months	Nine
	Ended	Ended
	December 31, 2013	December 31, 2013
Total revenues	$35,557,965	$119,861,818
Gross profit	127,349	608,277
Total expenses	(1,194,665)	(3,725,681)
Net loss	$(1,067,315)	$(3,117,404)

Happy Cellular Services Limited

As part of our acquisition of Money-on-Mobile enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”), a mobile talk time reseller based in India.    As of December 31, 2014, our equity investment balance was $197,820.

Calpian Granite Hill, L.P.

In January 2014, we formed Calpian Granite Hill, L.P., a joint venture with a party related to our senior lender, for the purpose of acquiring additional residual portfolios.  As of December  31, 2014, the Company had a 20% ownership as a limited partner, and an equity investment balance of $273,678.

8 - OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2014	March 31, 2014
Customer lists and acquisition costs	$1,329,035	$1,272,266
Software	967,619	735,499
Trademarks	49,827	51,978
Domain names	20,000	20,000
Subtotal	2,366,481	2,079,743
Less accumulated amortization	(1,000,905)	(727,778)
Total	$1,365,576	$1,351,965

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

Amortization expense related to other intangible assets for the three month ended December 31, 2014 and 2013 was $117,215 and $16,225, respectively.  Amortization expense related to other intangible assets for the nine month ended December 31, 2014 and 2013 was $332,741 and $42,502, respectively.

9 - OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31, 2014	March 31, 2014
Deposits held by lenders	$381,200	$395,100
Deposits held by processors	472,629	350,000
Security and vendor deposits	309,375	213,096
Total	$1,163,204	$958,196

10 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2014	March 31, 2014
Interest	$146,773	$409,870
Wages and benefits	172,943	417,918
Foreign statutory fees	-	236,418
Bank overdraft	82,994	186,198
Legal settlement	5,000	150,000
Professional fees	-	65,650
Merchant reserves	51,494	52,994
Vendor payments	647,622	-
Other	77,745	34,199
Total accrued liabilities	$1,184,571	$1,553,247

11 – DEBT

Long-term debt consisted of the following:

	December 31, 2014	March 31, 2014

Senior credit facility	$9,300,000	$13,170,000
Senior promissory notes	4,000,000	3,000,000
Subordinated notes payable	4,800,000	4,800,000
Convertible subordinated notes	-	300,000
Union Bank of India	2,145,000	-
Less: debt discount	(1,049,044)	(634,904)
Subtotal	19,195,956	20,635,096
Less: current portion	(2,647,410)	(7,260,800)
Long-term debt	$16,548,546	$13,374,296

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

During the three months ended December 31, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $306,900 and $434,610, respectively. During the nine months ended December 31, 2014 and 2013, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $1,109,427 and $1,303,830, respectively.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by 16 times the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets.  The facility requires the Company to meet certain financial covenants.  In addition, the Company maintains a reserve deposit with the lender of $400,200 at December 31, 2014.  As of December 31, 2014, the Company was in compliance with all covenants.

In March 2013, the Company issued 500,000 warrants to the senior credit facility lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $325,000.  In March 2014, the 500,000 warrants were cancelled in conjunction with raising $3.0 million in equity financing before April 2014.  For the three months ended December 31, 2014 and 2013, amortized debt discount included in interest expense was $32,500 for each period. For the nine months ended December 31, 2014 and 2013, amortized debt discount included in interest expense was $75,500 for each period.

Loan origination fees related to our senior credit facility are amortized through the September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the three months ended December 31, 2014 and 2013, amortized financing costs included in interest expense were $54,021 for each period.  For the nine months ended December 31, 2014 and 2013, amortized financing costs included in interest expense were $162,063 for each period.

As of December 31, 2014 and March 31, 2014, the balance due under the senior credit facility was $9,300,000 and $13,170,000, respectively.

Senior Promissory Notes - Calpian Residual Acquisition, LLC

Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  For the three months ended December 31, 2014, interest expense related to the senior promissory notes was $120,000.  For the nine months ended December 31, 2014, interest expense related to the senior promissory notes was $318,571.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Date of Issue	of Warrants	Time of Issuance
Jan-Mar 2014	300,000	$297,000
Apr-Jun 2014	75,000	60,000
Jul-Sep 2014	175,000	140,000
Oct-Dec 2014	125,000	82,246
Total	675,000	$579,246

For the three months ended December 31, 2014, debt discount accreted into interest expense was $28,708.    For the nine months ended December 31, 2014, debt discount accreted into interest expense was $68,552.

As of December 31, 2014 and March 31, 2014, the balance due under the senior promissory notes was $4,000,000 and $3,000,000, respectively.

Subordinated Debt

The Company’s subordinated debt has been issued pursuant to a $3 Million Subordinated Debt Offering and a separate $2 Million Subordinated Debt Offering.  Each offering is exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed on January 6, 2011 and August 10, 2012.  The notes are secured by a first lien on substantially all of the Company’s assets, but are subordinated to the senior credit facility.  The notes bear interest at a rate of 12% annually paid monthly in arrears.

On December 31, 2014, the Company amended the subordinated notes payable to extend the maturity to December 31, 2016.    In consideration for the maturity extension, the notes were amended to add a conversion feature, which gives the noteholder the option to convert the notes at a price equal to $1.00 per share of common stock.  Furthermore, the Company has the option, upon three day prior written notice, to require the noteholders to convert the outstanding principal of the note into common stock equals or exceeds $2.00 in any ninety (90) day trading period.

The Company also granted the noteholders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants were determined to have a fair value at the time of issuance of $442,400 using a Black Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%.

For the three months ended December 31, 2014 and 2013, debt discount accreted into interest expense was $44,973 for each period.  For the nine months ended December 31, 2014 and 2013, debt discount accreted into interest expense was $119,928 for each period.

At December 31, 2014 and March 31, 2014, the outstanding balances on subordinated notes payable were $4,800,000 for each period.

Convertible Subordinated Notes

Our convertible subordinated notes can be converted shares of the Company’s common stock at a conversion rate of $1.50 per share at the option of the note holders.  In July 2014, the outstanding convertible subordinated note balances of $300,000 were converted into 150,000 shares of common stock

For the three months ended December 31, 2014 and 2013, debt discount accreted into interest expense was $0 and $1,500, respectively.  For the nine months ended December 31, 2014 and 2013, debt discount accreted into interest expense was $0 and $119,058, respectively.

At December 31, 2014 and March 31, 2014, the outstanding balance on convertible subordinated notes payable was $0 and $300,000, respectively.

For the three months ended December 31, 2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $144,000 and $157,683, respectively.  For the nine months ended December 31,

2014 and 2013, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $440,500 and $491,416, respectively.

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

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

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

Common Stock

Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 15,748,528 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

Warrants

A total of 8,688,528 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($1.33 weighted average) have been issued in connection with our financing transactions and expire as follows by fiscal year: 0 in 2015; 617,501 in 2016; 522,500 in 2017; 1,662,925 in 2018, 4,441,531 in 2019, and 1,444,071 in 2020.  On exercise, each warrant will be settled in delivery of one unregistered share of our common stock.

The following tables summarize the changes in warrants for the nine months ended December 31, 2014.

		Weighted	Weighted
	Nine Months	Average	Average
	Ended	Exercise	Fair Value
	December 30, 2014	Price	At Grant Date
Outstanding at March 31, 2014	6,284,457	1.61	0.65
Granted	2,404,071	1.30	0.64
Exercised	-	-	-
Expired/canceled	-	-	-
Outstanding at December 31, 2014	8,688,528	1.33	0.64

For the nine months ended December 31, 2014, the Company granted the following warrants:

Nine Months
Ended
December 31, 2014
Conversion from Series B convertible preferred stock	207,125
Conversion from Series C convertible preferred stock	100,000
Warrants issued for common stock	739,446
Warrants issued for services	22,500
Holders of senior promissory notes	375,000
Warrants issued for subordinated debt modifications	960,000
Total	2,404,071

The weighted average expiration period of warrants during the nine months ending December 31, 2014 is 4.2 years.

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the nine months ended December 31, 2014 and 2013:

Warrants	2014	2013
Risk-free interest rates	1.42%	1.36%
Expected volatility	105.76%	95.58%
Dividend yields	0.0000	0.0000
Expected lives	4.2 years	5 years

2011 Equity Incentive Plan

The 2011 Equity Incentive Plan (“Plan”) provides for issuing equity awards for an aggregate of 3.5 million shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), nonqualified stock options, share appreciation rights, performance shares, and performance units.  As of December 31, 2014, 1,240,000 shares are available under the Plan. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock.

Stock Options

In September 2014, the Company awarded stock options for 1,360,000 shares of common stock with a fair value $818,941.  Options with a weighted-average exercise price of $1.20 per share for 2,260,000 shares and $1.49 for 900,000 shares were outstanding at December 31, 2014 and 2013, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  No intrinsic value existed for options granted in the nine months ending December 31, 2014.  At December 31, 2014, outstanding options are fully vested and the weighted-average remaining contractual term was 9.3 years; however, if services are earlier terminated, 2,060,000 options become void 90 days after termination.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the nine months ended December 31, 2014 and 2013:

Option plan	2014	2013
Risk-free interest rates	2.21%	1.82%
Expected volatility	101.77%	95.00%
Dividend yields	0	0
Expected lives	5.3 years	5.75 years

The following table summarizes the changes in stock options for the nine months ended December 31, 2014.

	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,100,000	900,000	$1.49
Increase in authorized shares	1,500,000
Granted	(1,360,000)	1,360,000	$1.00
Exercised	-	-	-
Outstanding at December 31, 2014	1,240,000	2,260,000	$1.20

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

Our shareholder equity includes a line item for “subscribed stock,” which represents shares of common stock for which we irrevocably received investors’ purchase prices but, due to administrative delays, had not issued the respective shares of common stock before the period end.  These shares have been included in the weighted average number of shares of common stock outstanding during the period for the purposes of calculating basic earnings per share.

The computation of basic and diluted loss per share as of December 31 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	Dec 31, 2014	Dec 31, 2013
Warrants	8,688,528	4,657,496
Stock options	2,260,000	900,000
Convertible subordinated notes	4,800,000	216,664
Total	15,748,528	5,774,160

14 -RELATED PARTIES

Related party payables consisted of the following:

	December 31, 2014	March 31, 2014
ART Holdings, Inc.	$173,529	$155,786
CMCP director compensation	497,515	449,500
CMCP short term loan	-	120,000
Due to Money-on-Mobile directors	22,687	41,496
Total related party payables	$693,731	$766,782

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

15 - LITIGATION

National Bankcard Systems, Inc.

On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleged that damages continue to grow, but would not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000  ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  As of December 31, 2014, the settlement was  paid in full, and in prior reporting periods the balance was  included in Accrued liabilities on the Company's balance sheet.

16 – BUSINESS SEGMENT INFORMATION

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

Our segments generally align with our revenue streams on the consolidated income statements, except for certain residual portfolio revenue that occurs in Calpian Commerce rather than in Calpian, Inc.  For the three months ended December 31, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $237,539 and $218,677, respectively. For the nine months ended December 31, 2014 and 2013, residual portfolio revenue in Calpian Commerce was $697,709 and $657,544, respectively.

The following presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 7.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues:
Calpian, Inc.	$667,610	$702,322	$2,359,285	$2,263,880
Calpian Commerce	4,993,812	5,587,390	15,378,040	17,039,201
Money-on-Mobile	57,732,749	-	151,116,819	-
	$63,394,171	$6,289,712	$168,854,144	$19,303,081

Gross profit:
Calpian, Inc.	$396,446	$357,074	$1,466,285	$1,336,005
Calpian Commerce	1,153,247	1,530,560	3,551,695	4,123,972
Money-on-Mobile	583,843	-	1,575,704	-
	$2,133,536	$1,887,634	$6,593,684	$5,459,977

Purchases of property and equipment:
Calpian, Inc.	$-	$-	$-	$9,533
Calpian Commerce	2,849	42,898	44,877	173,108
Money-on-Mobile	158,473	-	3,741,741	-
	$161,322	$42,898	$3,786,618	$182,641

Depreciation and amortization:
Calpian, Inc.	$3,251	$2,384	$12,852	$3,628
Calpian Commerce	40,818	31,581	119,655	86,711
Money-on-Mobile	154,794	-	369,938	-
	$198,863	$33,965	$502,445	$90,339

Interest expense:
Calpian, Inc.	$391,402	$383,184	$1,346,569	$1,224,553
Calpian Commerce	335,621	336,112	1,008,122	1,009,338
Money-on-Mobile	(2,772)	-	(8,942)	-
	$724,251	$719,296	$2,345,749	$2,233,891

Net income (loss):
Calpian, Inc.	$(940,737)	$(3,060,771)	$(1,828,341)	$(7,533,473)
Calpian Commerce	(380,205)	(27,208)	(1,010,887)	(640,569)
Money-on-Mobile	(955,150)	-	(2,937,631)	-
	$(2,276,092)	$(3,087,979)	$(5,776,859)	$(8,174,042)

17 - SUBSEQUENT EVENTS

In February 2015, the Company received $3.7 million as part of a portfolio asset sale, of which $2.7 million was used to reduce the principal outstanding balance of the senior debt from $9.3 million to $6.6 million. The Company expects to record a gain from the sale of this asset of more than $2 million, and further expects that it current and historical operating losses will negate any tax liability that would result from the sale.

ITEM  2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2014 Transition Report on Form 10-KT filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO 2013

For the periods three and nine months ended December 31, 2014 compared to 2013, the results for our three business segments were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues:
Calpian, Inc.	$667,610	$702,322	$2,359,285	$2,263,880
Calpian Commerce	4,993,812	5,587,390	15,378,040	17,039,201
Money-on-Mobile	57,732,749	-	151,116,819	-
	$63,394,171	$6,289,712	$168,854,144	$19,303,081

Gross profit
Calpian, Inc.	$396,446	$357,075	$1,466,284	$1,336,006
Calpian Commerce	1,153,247	1,530,560	3,551,695	4,123,972
Money-on-Mobile	583,843	-	1,575,704	-
Total gross profit	$2,133,536	1,887,635	6,593,683	5,459,978

Net income (loss):
Calpian, Inc.	$(940,737)	$(3,060,771)	$(1,828,341)	$(7,533,472)
Calpian Commerce	(380,205)	(27,208)	(1,010,887)	(640,569)
Money-on-Mobile	(955,150)	-	(2,937,631)	-
	$(2,276,092)	(3,087,979)	(5,776,859)	(8,174,041)

Revenue for the Calpian Inc. business segment is generated from the acquisition of residual payment streams, which are primarily funded by debt financing, and which produces gross profit margins fluctuating between 60% and 65%. Margins for residual acquisitions have been within this range since the company began its public filings in 2010. Expansion of this segment’s revenue and gross profit is dependent on the company’s ability to secure additional debt financing.  Revenue for the three months ended December 31, 2014 was lower than 2013 by $34,712, while revenue for the nine months ending December 31, 2014 was higher than 2013 by $95,405, both increases and decreases in revenue resulted from new portfolio acquisitions, offset by normal portfolio attrition and a reduction of revenue resulting from a strategic sale of revenue producing assets. Gross profits for this segment for the three months ended December 31, 2014 compared to 2013 were approximately 59% and 51%, respectively, and for the respective nine months ended periods were 62% and 59%, respectively.  The increase in gross profits is attributable to the income from the acquisition of residual portfolio assets over the past two quarters more than offsetting the attrition of older residual portfolio assets during the same periods. Net loss for this business segment for the three months ended December 31, 2014 was $940,737 which reflects corporate administrative costs borne by this segment slightly ahead of run rate. The net loss for this business segment for the nine months ending December 31, 2014 was $1,828,341 which includes one-time stock option expense of $671,730 resulting from a stock option grant to non-managerial employees of Calpian Commerce to purchase shares at $1.00 per share, and also includes a one-time gain of $2.9 million recognized from the sale of revenue producing assets. The Calpian, Inc. business segment generally bears all of the cost of holding company activities such as the costs to acquire new capital and related financing costs, public filings, and other administrative burdens.

Calpian Commerce is a key platform in our strategy to purchase residual income portfolio streams, as it has the capability to service merchants, which is a requirement in most cases to attract new residual acquisition opportunities.

Revenue for the Calpian Commerce business segment is generated from providing servicing and payment processing activities for merchant.  Revenues for three and nine months ended December 31, 2014 were lower than 2013 due to normal portfolio attrition.  The gross profit margins for this business segment are generally between 20% and 25%, and are lower compared to the Calpian Inc. business segment as Calpian Commerce offers payment processing services directly to merchant customers and that maybe resold through independent sales organizations. Gross profit margins for the three months ended December 31, 2014 compared to 2013 were approximately 23% compared to 27%, and for the respective nine months ended periods were approximately 23% and 24%, respectively.

Money-on-Mobile became majority owned on January 6, 2014, at which time the Company began to consolidate the results of its operations, which are included in the segment reporting above.  Prior to the acquisition, the Company accounted for the operations for Money-on-Mobile using the equity method of accounting. Accordingly, the above segment reporting shows no results for Money-on-Mobile for the three or nine month periods ending December 31, 2014.  Money-on-Mobile, based in India, provides millions of Indian consumers who are typically unable to obtain a bank account with low cost payment processing through text messaging available on simple and low cost cellular “feature” phones. This service is currently provided through hundreds of thousands of affiliated retailers, which are similar to “convenience stores” in the U.S. These retailers receive cash from Indian consumers and deposit the equivalent in a “mobile wallet” on a consumer’s cell phone, which is then immediately available to be used to make payments to Indian utility and retail companies that accept Money-on-Mobile payments. This enterprise is funded on a pre-paid basis, and as a result, Money-on-Mobile has substantial amounts of at-risk inventories purchased from participating vendors. The turnover of these inventories ranges between seven to thirty calendar days. The demand for this service is extremely high with more than 120 million individual phones having used this service at least once since the enterprise was founded in 2010.  During the three months ended December 31, 2014 more than 8 million unique individual phones used the service. This trend is expected to increase as the enterprise creates further options for payments using the service. During the second quarter 2014, Money-On-Mobile began to offer payments for railway ticketing, which is expected to become an important component of revenue in future quarters. The revenues for the Money-on-Mobile segment for the three months ended and nine months ended December 31, 2014 were $57.7 million and $151.1 million, respectively, and the gross margin was approximately 1% in both periods. Based upon the foregoing and the revenues and margins for similar businesses globally, the margin may decrease in the short term, but management expects the margin to increase in the long term given that this margin is below the average of similar payment company’s global margins with similar products and given the forecasted growth of the Indian economy. Money-on-Mobile’s operating losses are the result of the Company’s expenditures in furtherance of sales and marketing efforts to grow the business and be the dominate player in the market, which management believes is the best and fastest path to creating shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in consolidated operating activities for the nine months ended December 31, 2014 was $5,753,969, and cash used in consolidating operating activities for the nine months ended December 31, 2013 was $793,670.  The change between the periods primarily reflects the change in accounting methodology for the Money-on-Mobile enterprise.  For the nine months ended December 31, 2013, the Company invested approximately $4.1 million in Money-on-Mobile, accounting for the cash expenditure as an equity investment and not part of the Company’s operating activities.  The Company began including the Money-on-Mobile enterprise as part of its operating activities in the quarter ending March 31, 2014, and now includes Money-on-Mobile’s operating losses as part of the Company’s consolidating operating results including cash flow.

Expansion of U.S operations are generally funded primarily with credit facilities, while Indian operations are generally funded primarily by raising equity. As of December 31, 2014, the Company had a $14.5 million senior credit facility under which the Company had $9.3 million in principal outstanding all of which was used for the business acquisition of Calpian Commerce in March 2013. The total cash of $9.75 million that was borrowed to acquire Calpian Commerce included $250,000 in unrestricted cash as part of that acquisition. Under this facility the Company only paid interest on the outstanding balance, but was obligated to begin paying down principal on October 1, 2014. On August 3, 2014, the Company agreed with its senior creditor to reduce this outstanding balance to $9.1 million through a principal payment funded primarily by the sale of assets on which the company recognized a gain of approximately $2.2 million and to extend the commencement of future principal payments until October 1, 2015. The Company is in the process of expanding its debt financing with other lenders to allow for additional purchases of residual cash flows and agreed to a prepayment penalty with the senior lender to facilitate those ongoing negotiations which will expire on March 31, 2015. As stated in Note 17 - Subsequent Events: In February 2015 the company received $3.7 million as part of an asset sale of which $2.7 million was used reduced the company’s senior debt to $6.6 million. During the fiscal year 2014 the Company successfully raised sufficient equity to completely fund its 2014 plan for the expansion of its Money-on-Mobile operations. Management believes greater opportunities exist for the expansion of its India operations and intends to fund future expansion with additional equity raises.

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

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

In February 2015 the Company received $3.7 million as part of a portfolio asset sale, of which $2.7 million was used to reduce the principal outstanding balance of the senior debt from $9.3 million to $6.6 million. The company expects to record a gain from the sale of this asset of more than $2 million, and further expects that it current and historical operating losses will negate any tax liability that would result from the sale.

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

PART II – OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

The description of the litigation in Note 15 of the Condensed Notes to Unaudited Consolidated Financial Statements in Part 1 Item 1 of this Quarterly Report is incorporated herein by reference.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

On August 18, 2014, the Company received a comment letter issued by the Securities and Exchange Commission (“SEC”) related to its filings of Form 10-K and Form 10-KA for the fiscal year ended December 2013, Form 10-K Transition Report for fiscal year ended March 31, 2014, and Form 8-K filed March 7, 2014.  On October 10, 2014, the Company provided a response to the SEC.  On November 3, 2014, the Company received further correspondence from the SEC related to the Company’s response, and the Company provided its response on January 30, 2015. As of the date of the filing of this quarterly report, the company’s management is currently in the process of determining whether the comments in the letter, which are currently unresolved, will have a material impact upon the financial information or disclosures included in such filings.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Incorporated By Reference
(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance
	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation
	101.DEF	XBRL Taxonomy Extension Definition
	101.LAB	XBRL Taxonomy Extension Labels
	101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.

(Registrant)

February 17, 2015	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	February 17, 2015
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	February 17, 2015
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	February 17, 2015
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	February 17, 2015
Craig A. Jessen

/s/ Laird Q. Cagan	Director	February 17, 2015
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	February 17, 2015
Shashank M. Joshi

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2

	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Unregistered Sales of Equity Securities	8-K	January 7, 2015	10.4
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance **
	101.SCH	XBRL Taxonomy Extension Schema **
	101.CAL	XBRL Taxonomy Extension Calculation **
	101.DEF	XBRL Taxonomy Extension Definition **
	101.LAB	XBRL Taxonomy Extension Labels **
	101.PRE	XBRL Taxonomy Extension Presentation **

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.