Form 10-K
period 2015-03-31
Calpian, Inc.
filed 2015-12-01
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015 or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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
Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
The aggregate market value of the common equity held by non-affiliates as of September 30, 2014, was $26,124,359.
The number of shares outstanding of the registrant’s common stock as of November 18, 2015 was 49,436,368.

Documents Incorporated By Reference

None

INTRODUCTORY COMMENT

In this Annual Report on Form 10-K, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our.”
FORWARD-LOOKING STATEMENTS
When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
This Annual Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions. In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof.  If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business also may be wrong.  There can be no assurances any of our estimates as to our business growth will be achieved.

PART I

ITEM 1    BUSINESS
Organizational History
Calpian, Inc., a Texas corporation headquartered in Dallas, Texas, was incorporated on May 30, 2006, as Toyzap.com, Inc., and became a public company on May 7, 2008, through a self-underwritten registered public offering of 4,000,000 shares of $.001 par value common stock.  The offering raised $150,000 that was used to pursue a business strategy that never commenced operations.  The “shell company”, Toyzap.com, Inc., was acquired by members of the Company’s current management team, affiliates thereof, and certain other purchasers, on April 23, 2010, pursuant to purchase agreements whereby approximately 99% of the Company’s then issued and outstanding common stock was acquired.  At such time, the former management and Board of Directors resigned and a new management team and Board of Directors were appointed, who then redirected the business focus of the Company to the business plan described below.  On September 3, 2010, the Company changed its name to “Calpian, Inc.” pursuant to approval obtained at a meeting of our shareholders.  The Company’s common stock began trading in the over the counter (“OTC”) market on March 4, 2009.
In March 2012, the Company began to acquire equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“MMPL”).  Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to its customer base. These companies are all organized under the laws of India and headquartered in Mumbai, India.  Calpian, Inc. is the primary beneficiary of MMPL.  As of March 31, 2015, the Company has acquired 77.3% and 8.17% of the outstanding common stock of DPPL and MMPL, respectively.  The Company and MMPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of MMPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.
In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million.

Business Overview
The Company operates three business segments: (1) acquisitions of residual cash flows in the U.S. through Calpian, Inc., (2) an independent sales organization in the U.S. with merchant servicing revenue streams through Calpian Commerce Inc., and (3)Money-on-Mobile, an India based mobile wallet service used to pay for goods and services from a mobile phone and to make other financial transactions.

CALPIAN - RESIDUAL PORTFOLIO ACQUISITIONS
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
Our purchases of residual portfolios are expected to range in size and complexity from one-time events involving a single portfolio to multiple events over an extended period covering the entire current, and possibly future, portfolios of an ISO.  Our aim is to acquire merchant residual portfolios directly from the ISOs that originated the processing contracts with the merchants.  In a residual portfolio purchase, we buy the rights to the residual revenue streams owned by the ISO for a negotiated amount.  Prior to the acquisition, we and the ISO notify the processors of the plan to acquire the rights to the residual portfolio and direct them that all future residual payments should be paid to us.  Processors are required to approve the acquisition as a condition of closing.
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

Payment processors focusing on large merchants including Elavon, Inc., Chase Paymentech Solutions, LLC, First Data Merchant Services Corporation, Worldpay, and Vantiv. These companies leverage their capital investment in processing infrastructure over the largest number of transactions to lower their marginal cost of processing a transaction.  This scale allows these large processors to sell services at low per-transaction cost to the largest merchants with high processing volumes.
The payment processors with a medium-sized merchant base compete based on a similar ability to leverage their infrastructure, focusing primarily on regional and smaller national merchants.  The small merchant segment is traditionally best served by the ISO sales channel.
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
ISOs have two primary sources of revenues and profitability:

•
Sales of credit card processing terminals to merchants, and usually a one-time sales opportunity.  Historically, terminal markups were the most important source of immediate cash flow for ISOs but, due to market saturation and the lack of replacement technology, this revenue stream has diminished significantly in recent years.

•
Credit card residual portfolio revenue provides a recurring cash flow stream.  For every merchant an ISO signs up on behalf of a processor, the ISO receives revenues based on the fees the merchant subsequently pays to the processor.  The ISO sells credit card processing services at a retail price to the merchant and retains the difference between the retail price and the wholesale price paid to the processor.  That difference provides the ISO with monthly residual revenues (“residuals”) that are a contractual obligation of the processor.  The residuals vary month-to-month based on the merchant’s sales volume and remain in effect for as long as that merchant is a customer of the processor, but the right to receive them may terminated for a variety of reasons.

Processors
Processors handle credit card transactions originated by merchants and bill and collect the service fees from the merchant on a monthly basis.  In the month immediately following merchant transactions, processors send the ISO a report detailing merchant activity, residuals due to the ISO, and a remittance of the funds. This process eliminates the need for the ISO to collect directly from the merchant.
Contracts for credit card processing services between the merchant and processor can be year-to-year with automatic renewals, and may have up to a three-year initial term.  Merchant processing, however, is a competitive business and merchants do change processors, usually for a lower rate or promise of better customer service.
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
Calpian’s Residual Portfolio Business Model
We are in the business of acquiring ISO debit and credit processing residual revenue streams paid by transaction processors to ISOs.  Normally, the acquisition process, from the incoming inquiry by an ISO to closing, may take 60 to 90 days.  We focus on, and take legal possession of, the residual income stream.  When a residual income stream is acquired, we take steps to ensure the processor pays future residuals directly to us.
The ISO market is segmented into two categories, each with defined financial needs:

•	Small ISOs with less than 2,000 merchants and financial requirements typically arising from the personal needs of the ISO’s owner (e.g., medical or educational); and

•	Larger ISOs with financial needs driven by business issues such as expansion funding, partnership splits, and exit plans.

Calpian’s target market encompasses ISOs selling processing services to small- and medium-sized businesses with less than $1.0 million in annual processing volume.  We do not expect to compete for larger volume accounts or plan to buy portfolios made up of very large merchants for several reasons, including the hyper-competitive pricing experienced in the large merchant segment and differing customer service needs.  In addition, we believe large merchants represent an unacceptable concentration of revenue risk to us.
Our strategy is to concentrate acquisition activity on ISOs contracting with a select group of our preferred processors.  In this way, we plan to build a merchant base of reliable, credit-worthy processors.  Our preferred processors include, but are not limited to: Elavon, Chase Paymentech, First Data Merchant Services, Worldpay, and Vantiv.  We currently have contracts with Elavon and Chase Paymentech, but there is no assurance we will succeed in focusing our acquisition activities among ISOs that utilize these major processors. To inform the ISO community of our acquisition capabilities, we advertise in industry trade journals.
Residual Portfolio Competition
We, and the ISOs from whom we intend to acquire portfolios, compete with a wide variety of processing service providers including, but not limited to, First Data Merchant Services, Elavon, Inc., a U.S. Bancorp subsidiary, JP Morgan Chase & Co. and its subsidiaries, NPC, Bank of America, Wells Fargo, Worldpay, iPayment, Innovative Merchant Services (an Intuit company), local and regional banks, and other ISOs.  In addition, we may face merchant processing service competition from other entrants such as Google, Yahoo, Paypal, and eBay. We also expect to face competition at the ISO level for proposed acquisitions from other industry players such as Blue Pay, Frontstream Payments, Century Bankcard, Cutter Financial, and Stream Cash, as well as several individuals active in the business of acquiring residual portfolios.  Because most of these competitors are larger than us and have significantly greater resources, we may not be able to successfully compete against them.
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

MONEY ON MOBILE  – ELECTRONIC PAYMENTS IN INDIA
Digital Payments Processing Limited and My Mobile Payments Limited have formed a partnership to deliver a payment processing service, owned by My Mobile Payments Limited, known as Money-on-Mobile.  Money-on-Mobile allows consumers, through its robust agent network of 278,754 retail locations as of September 30, 2015, to use cellular phones to make certain routine payments for utilities or to transfer currency to other consumers using text-messaging technology.  Customer contracts, and the license to operate have been issued by the Reserve Bank of India, and are the property of MMPL, which maintains custody of customers’ funds in accordance with India’s regulations.  DPPL owns and operates the customer support call center and sales support functions holding licenses from MMPL for all the intellectual property necessary to process transactions.
Calpian representatives Messrs. Montgomery and Arey are two of the four members of DPPL’s board of directors.  Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote.  Mr. Montgomery also is one of 6 members of MMPL’s board.  Mr. Shashank M. Joshi, a Calpian director, is a founder and managing director of both DPPL and MMPL.

Indian Payment Processing Market
In India, the majority of personal payments are made in person with cash, and most routine services are paid in advance.  Effecting the simplest transactions (e.g., buying cell-phone minutes, paying for cable or satellite television time, and paying electric or water bills) can be both time consuming and inconvenient.  Typically each service has its own payment location, meaning travel can be significant and waiting lines can be long.  In addition, workers moving from the country to the city find the process of sending money home in cash or by courier can be risky, unreliable, and expensive.  It is difficult to confirm receipt of the funds transfer, and the recipient may experience significant delays in receiving the money.
India is the second largest mobile market in the world with about 400,000 telecom towers according to the “2013-14 Annual Report” of the Telecom Regulatory Authority of India.  According to the reports, as of March 31, 2014, India had 904.5 million cellular phone subscribers (58.9% urban – 41.1% rural), a year-over-year increase of 4.2%.
Currently in India, there are 15 wireless and 6 “Direct to Home” (“DTH”) satellite television providers, and no one player is dominant in either market. Minutes of talk and viewing time are sold through company-owned or large retail stores.  The proliferation of vendors presents a problem for small retailers who would like to sell minutes for a profit.  In order to make sure they have minutes in inventory from the right provider, the retailer must have a relationship with each provider.  Stores face a major capital expense in establishing this relationship and maintaining multiple inventories.
Money-on-Mobile Business Model
In India, consumers are often required to prepay for certain utilities, such as mobile phone services and because bank accounts and credit cards are only used by a small portion of the Indian population, consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.

Money-on-Mobile offers electronic wallet services (“M-wallet”), similar to carrying a prepaid debit card, through a mobile phone, using an application with multi-lingual capability. Money-on-Mobile is the first in India to have a multi-lingual app for a service in this category. By using this application, customers, through its robust agent network, can pay for goods and services and send or receive money using mobile phone text messages, anytime and anywhere. Money-on-Mobile service uses cell telephone numbers to identify both the sender and the recipient's bank.

The Money-on-Mobile service launched in April 2011 and as of March 31, 2015 has provided service to more than 131 million unique phone number users in a network of our retailers spanning almost every consumer market sector, processing over $227 million in processed transactions in fiscal year 2015. Mobile-on-Money is ranked number three globally based on the number of unregistered users who used the mobile money service based on findings from GSMA’s 2014 Global Adoption Survey and data from GSMA’s Mobile Money Intelligence Report issued in March 2015. Money-on-Mobile also announced the launch of its domestic mobile money order service for customers in January 2015. MMPL currently has a license to operate a payments system received from the Reserve Bank of India. Renewal is required in October 2018, which we expect to receive.

Money-on-Mobile acts as an intermediary is three unique digital currency exchanges between

•	Utility providers and distributors;

Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Money-on-Mobile maintains a balance of these units held for resell.

•	Distributors and consumers;

For businesses, Money-on-Mobile acts as an intermediary, a single vendor providing mobile payment solutions to most cellular and DTH providers, allowing a small retailer to sell minutes from any provider.  Money-on-Mobile can compile up-to-date intelligence about its merchants’ prospective customers from the ever-growing volume of daily transactions it processes.

•	Consumer and other parties;

Individual retailers are able to execute "retailer assisted transactions" with consumers to provide all available services. The consumer, through our agent network, is able to digitize their cash into the Money-on-Mobile system. This occurs when the consumer pays cash at any of our independent retailer stores.  To move funds from the user’s account to another individual's account, a text message to the Money-on-Mobile network tells who and what amount to pay.  The amount is instantly deducted from the sender’s account and credited to the recipient’s bank account. Both parties receive a confirmation within seconds of the money transfer. Individuals can have a single personal account or link to multiple family and friends accounts for gifting purposes or transferring funds.

Additionally, once a consumer has established a Money-on-Mobile electronic wallet account, they can use Money-on-Mobile’s technology to facilitate peer-to-peer or non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers, utilities and other Money-on-Mobile consumers. Money-on-mobile also earns a transaction fee for these services.

CALPIAN COMMERCE INC. – MERCHANT PAYMENT PROCESSING SERVICES
Our wholly owned subsidiary, Calpian Commerce, Inc., provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to small- and mid-sized merchants operating in physical “brick and mortar” business environments, and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments.

CALPIAN INC. - OTHER INFORMATION
Employees
At March 31, 2015, Calpian and Calpian Commerce employed 33 people.  During the year, we utilized independent consultants to assist with certain accounting, financial reporting, and administrative matters.  Money-on-Mobile employed 382 full and part-time people.  Calpian and our affiliates have no employment or collective bargaining agreements and we believe our employee and independent contractor relationships are satisfactory.
Intellectual Property
Among the assets acquired and comprising Calpian Commerce are proprietary software products, trademarks, trade names, and other intellectual property together with the related patent and copyright filings and documents protecting such property.
Governmental Regulations
The industries in which we operate are subject to extensive governmental laws and regulations in the United States. There are numerous laws and regulations restricting the purchase, sale, and sharing of personal information about consumers, many of which are new and continue to evolve; accordingly, it is difficult to determine whether and how existing and proposed privacy laws may apply to our businesses in the future.  Also, there are numerous consumer statutes and regulations, including the Gramm-Leach-Bliley Act, regarding the possession of both consumer- and merchant-level data with which we must comply.
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
Business Developments
In April 2014, the Company changed its 2014 fiscal year end from December 31st to March 31st, beginning on March 31, 2014.  The change was necessary in order to align the Company’s audit resources and reduce duplication of efforts as the Company’s equity investees, Digital Payments Processing Limited and My Mobile Payments Limited, are required to submit to the Indian government audited financial statements as of March 31 of each year.

In May 2014, the Company conducted a final closing of a series Subscription Agreements with certain accredited investors for the private placement equity sale. The Company sold a total of 8,323,280 shares of its Common Stock and 1,664,656 Warrants.  The aggregate gross proceeds received by the Company was $8,323,280 to be used for general corporate and working capital purposes. The total placement fee paid by the Company to the Placement Agent was $685,080. The Company also incurred $180,504 of additional expenses for the Private Placement, which expenses included, among others, legal fees and the Placement Agent’s expenses.

In December 2014, the Company entered into a series of First Amendments to Secured Subordinated  Promissory Notes (the “Note Amendments”) with certain accredited investors (the “Lenders”), which Lenders hold Secured Subordinated Promissory Notes of the Company in aggregate principal of $4,800,000 (the “Subordinated Notes”).  Pursuant to the Note Amendments, the Investors agreed to extend the maturity of the Subordinated Notes to December 31, 2016 and to waive events of default, default interest or damages, if any, existing prior to the Note Amendments.  In addition, under the Note Amendments, the Subordinated Notes were amended in order to add a conversion feature to the Subordinated Notes.  As a result, the Subordinated Notes are convertible, in whole or in part, into shares of Common Stock of the Company, at the option of the Investor.  Furthermore, at the option of the Company, upon three day prior written notice, the Company may require the Investor to convert, in whole or part, the outstanding principal of the Note into Common Stock at the Conversion Price, if and only if, the volume weighted average price of the Common Stock equals or exceeds $2.00 in any ninety (90) day trading period. In connection with the Note Amendments, the Company granted to the Investors a warrant to purchase 200,000 shares of Common Stock for every $1,000,000 of principal remaining on each respective Investor’s Subordinated Note.

The Company sold certain portions of its merchant portfolio assets in two separate transactions during the year. The first sale was completed in August 2014 and generated a cash receipt of $3.8 million, resulting in the return and cancellation of 233,290 shares of the Company’s common stock. This stock was originally issued in connection with the purchase of the merchant portfolio assets. The Company recognized a gain on sale of $2.8 million in connection with this sale. The proceeds from this portfolio sale were used to reduce the senior debt facility from $13.2 million to $9.3 million. In February 2015, the Company sold additional merchant portfolio assets resulting in a cash receipt of $3.7 million, with the ability to earn up to an additional $550,000 upon meeting certain contingencies. As of March 31, 2015, the Company had met the requirements to earn and recognize an additional $340,000 in connection with this sale. The Company recognized a gain on sale of $2.5 million. $2.7 million of the proceeds from this sale were used to reduce the outstanding balance of the senior debt facility from $9.3 million to $6.6 million.

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
Risks Relating To Money-on-Mobile

We have incurred significant losses since inception.
We had an accumulated deficit of $24.1 million and $15.4 million on March, 31, 2015 and 2014, respectively. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future.  As such, we are subject to all risks incidental to the sales and development of our product offerings, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of March 31, 2015 have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued in their report stating that our recurring operating losses and negative cash flows from operating activities raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

Our success will be dependent on local management team for the foreseeable future.
We believe our success depends on the continued service of local management. Although we currently intend to retain our existing management, we cannot assure such individuals will remain with us. We have no employment agreements with any individuals. The unexpected loss of the services of one or more of our key executives, directors, or advisors, or our inability to find suitable replacements within a reasonable period of time following any such loss, could have a material adverse effect on our ability to execute our business plan and, therefore, have a material adverse effect on our financial condition and results of operations.

We may not be able to raise the additional capital necessary to execute our business strategy which could result in curtailment of our operations.
Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of credit. If we are unable to obtain additional financing, or if the terms thereof are too costly, we may be forced to curtail operations until such time as alternative financing is arranged that would have a material adverse impact on our planned operations.

Evolving products and technological changes could make Money-on-Mobile's services obsolete.
We anticipate the services being offered by Money-on-Mobile will continue to evolve and be subject to technological change. Accordingly, Money-on-Mobile's ability to maintain a competitive advantage and build its business requires it to continually invest in research and development.  Many of the companies we expect to compete with Money-on-Mobile have greater capital resources, research and development staffs, and facilities than Money-on-Mobile. Money-on-Mobile's services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches. Additionally, Money-on-Mobile's processing technology platform will require upgrades to meet the company's business plan, and new problems or delays could develop and limit Money-on-Mobile’s ability to grow.

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

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill totaling $14.7 million at March 31, 2015 resulting from our Money-on-Mobile acquisition.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecast, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Money-on-Mobile is subject to the risks faced by new businesses.
Money-on-Mobile is an early-stage company with a limited operating history and lacks profitability in recent periods, and is, therefore, subject to many of the risks and uncertainties faced by new enterprises. There is no assurance Money-on-Mobile will be able to manage its business effectively, identify, employ, and retain any needed management or technical personnel, further develop and implement its services, obtain third-party contracts or financing, or achieve the other components of its business plan.

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
Money-on-Mobile’s functional currency is the Indian rupee, and its financial statements must be converted to U.S. dollars when preparing our financial statements. Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate and a weakening rupee relative to the U.S. dollar would negatively impact our earnings. Additionally, the return on our investment in DPPL and MMPL, if any, may be less than expected if the exchange rates are less favorable at the time of realization.

Exchange controls in India may limit Money-on-Mobile’s ability to utilize its cash flow effectively.
We expect to be subject to India’s rules and regulations on currency conversion with respect to our investments in DPPL and MMPL. In India, the Foreign Exchange Management Act ("FEMA") regulates the conversion of the Indian rupee into foreign currencies. Today, companies in many industries are permitted to operate in India without any special restrictions, effectively placing them on par with wholly, Indian-owned companies. Foreign exchange controls also have been substantially relaxed.

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

Risks Relating To Our Residual Portfolio and Merchant Processing Services Businesses

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
Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard companies. Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card companies.

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

If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard payment card companies, our registrations with these companies could be terminated, and we could be required to stop providing payment processing services for Visa and MasterCard.
Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa or MasterCard payment card companies, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could prevent us from providing payment processing services.

We rely on third-party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.
We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also outsource to third parties other services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard companies. Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

Changes in credit card association or other network rules or standards could adversely affect the Company’s business.
The Company and many of its customers are subject to card association and network rules that could subject the Company or its customers to a variety of fines or penalties that may be levied by the card companies or networks for certain acts or omissions by the Company, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are the Company’s competitors, set the standards with respect to which the Company must comply. The Company’s status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit the Company’s ability to provide services to or through the Company’s customers, could have an adverse effect on the Company’s business, results of operations and financial condition.

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

Although we generally require that our agreements with our sales agents and other service providers who may have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data by the sales agent or service providers. In addition, our agreements with financial institutions (as well as card association requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data.  The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately comply with these protective measures could result in fees, penalties, and/or protracted and costly litigation.
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
In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based on the historical revenue of the acquired provider of payment processing services or portfolio of merchant accounts. Following an acquisition, it is customary to experience some attrition in the number of merchants serviced by an acquired provider of payment processing services or included in an acquired portfolio of merchant accounts. Should the rate of post-acquisition merchant attrition exceed the rate we forecast, the revenues and profits generated by the acquired providers of payment processing services or portfolio of accounts may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges.

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
We have made strategic acquisitions, and we intend to continue to make such acquisitions in accordance with our business plan. Each acquisition involves a number of risks, including:

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

5.	possible inability by acquisition to retain and maintain strategic vendors or employees; and

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

Risks Relating To Our Common Stock

Changes to current accounting principles and our accounting policies could have a significant effect on the Company’s reported financial results or the way in which it conducts its business.
We prepare our financial statements in conformity with U.S. GAAP, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the U.S. Securities and Exchange Commission, and various other authorities formed to interpret, recommend, and announce appropriate accounting principles.  A change in these principles and/or management’s own interpretation and application of such principles could have a significant effect on our reported financial results and may even retroactively affect the accounting for previously reported transactions. Our accounting policies that recently have been, or may in the future, be affected by changes in the following accounting principles:

•	revenue recognition;

•	stock-based compensation;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain contingent convertible debt instruments and their effect on diluted earnings per share.
Changes in these or other rules may have a significant adverse effect on our reported financial results or in the way in which we conduct our business.

Due to our history of delinquent filings with the U.S. Securities and Exchange Commission, we are unable to use a short form registration statement on Form S-3 and during such times of delinquency investors were unable to rely on Rule 144 to publicly sell their restricted securities, which conditions may affect our ability to access the capital markets, if needed.
A Registration Statement on Form S-3, or Form S-3, permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed all required reports for a period of 12 months. Because we did not timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we will not be eligible to use Form S-3 for a period of at least 12 months after the filing date of any delinquent filings (assuming we timely file our subsequent filings within such 12 month period).
Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long form registration and may experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies and continue to operate as a going concern.
Furthermore, investors holding restricted securities may chose sell such securities in reliance upon Rule 144.  Rule 144, among other things, requires an investor to hold such restricted securities for at least a six month period before they can be publicly traded and, due to our status as a former shell company, requires that, prior to such public resale, we have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months.  If, as has been the case in our recent history, we fail to file any such reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, investors may not be able to rely on Rule 144 to sell their restricted securities holdings.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS
None.

ITEM 2    PROPERTIES
Our office facilities are listed in the following table.  Our Calpian, Inc. and Calpian Commerce business segments lease their properties. In May 2014, My Mobile Payments Limited purchased an office building in Mumbai, India. We believe our current facilities have the capacity to meet our needs for the foreseeable future and alternate or additional space is readily available near our current locations should we need to move or acquire additional space.

Approximate
Location	Square Feet
Calpian, Inc.
Dallas, Texas	6,000
Calpian Commerce, Inc.
Alpharetta, Georgia	3,320
My Mobile Payments Limited
Mumbai, India	11,400

ITEM 3    LEGAL PROCEEDINGS
On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter). The remaining $150,000 of the settlement was paid during fiscal year 2015.

ITEM 4    MINE SAFETY DISCLOSURES
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

	High	Low
Fiscal 2015
First Quarter	$1.52	$0.82
Second Quarter	1.20	0.77
Third Quarter	0.94	0.33
Fourth Quarter	0.85	0.35
Fiscal 2014
First Quarter	$2.12	$1.10
Second Quarter	2.01	0.88
Third Quarter	2.01	1.10
Fourth Quarter	1.75	1.20
The last price of our common stock as reported by www.OTCMarkets.com on November 27, 2015 was $0.55.
Common Shareholders
On November 18, 2015, we had approximately 503 shareholders of record.

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
Shares Authorized For Issuance Under Equity Compensation Plans
The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 Equity Incentive Plan as of March 31, 2015.

	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options,	(B) Weighted-Average Exercise Price Of Outstanding Options,	(C) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity Compensation Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))
Plans Approved By Security Holders	1,960,000	$1.17	1,025,000
Plans Not Approved By Security Holders	—	—	—
Total	1,960,000	$1.17	1,025,000
Unregistered Sales of Equity Securities
For the year ending March 31, 2015, the Company has previously furnished all equity transactions in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Equity Securities Repurchased
None.

ITEM 6    SELECTED FINANCIAL DATA
As a smaller reporting company the Company is not required to provide the information required by this Item.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our financial statements and accompanying notes in Item 8 of this Annual Report.

EXECUTIVE OVERVIEW
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
Money-On-Mobile is a mobile payments service provider that allows Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality. During the current fiscal year Money-On-Mobile’s growth strategy produced positive results in both agent retail locations and number of cumulative users that have accessed these services.
Consolidated Revenues increased by $1.9 million or 7.1% in 2015 compared to 2014. Consolidated Gross Profit increased by $0.7 million or 9.2% in 2015 compared to 2014. The increase in both Revenue and Gross Profit is due exclusive to the growth in business at Money-on-Mobile.

SUMMARY OF SIGNIFICANT EVENTS
In May 2014, the Company conducted a final closing of a series Subscription Agreements with certain accredited investors for the private placement equity sale. The Company sold a total of 8,323,280 shares of its Common Stock and 1,664,656 Warrants.  The aggregate gross proceeds received by the Company was $8,323,280 to be used for general corporate and working capital purposes. The total placement fee paid by the Company to the Placement Agent was $685,080. The Company also incurred $180,504 of additional expenses for the Private Placement, which expenses included, among others, legal fees and the Placement Agent’s expenses.

In December 2014, the Company entered into a series of First Amendments to Secured Subordinated  Promissory Notes (the “Note Amendments”) with certain accredited investors (the “Lenders”), which Lenders hold Secured Subordinated Promissory Notes of the Company in aggregate principal of $4,800,000 (the “Subordinated Notes”).  Pursuant to the Note Amendments, the Investors agreed to extend the maturity of the Subordinated Notes to December 31, 2016 and to waive events of default, default interest or damages, if any, existing prior to the Note Amendments.  In addition, under the Note Amendments, the Subordinated Notes were amended in order to add a conversion feature to the Subordinated Notes.  As a result, the Subordinated Notes are convertible, in whole or in part, into shares of Common Stock of the Company, at the option of the Investor.  Furthermore, at the option of the Company, upon three day prior written notice, the Company may require the Investor to convert, in whole or part, the outstanding principal of the Note into Common Stock at the Conversion Price, if and only if, the volume weighted average price of the Common Stock equals or exceeds $2.00 in any ninety (90) day trading period. In connection with the Note Amendments, the Company granted to the Investors a warrant to purchase 200,000 shares of Common Stock for every $1,000,000 of principal remaining on each respective Investor’s Subordinated Note.

As of March 31, 2015, Calpian Commerce sold approximately 25% of its merchant portfolio assets resulting in a cash payment of $4.0 million, of which $2.7 million was used to reduce the principal outstanding balance of Calpian Inc.'s senior debt from $9.3 million to $6.6 million. The Company recorded a gain from the sale of this asset of $2.5 million in its 4th quarter of fiscal year ending March 31, 2015 and recorded in the gain on sale of assets in the consolidated statements of operations. Additionally, as an effect of this sale, the remaining fair value of Calpian Commerce was lower than its carrying value. As a result of our annual impairment test, we recorded an impairment loss of $2.3 million in its 4th quarter of fiscal year ending March 31, 2015 and was recorded in the loss on goodwill impairment in the consolidated statements of operations.

RESULTS OF OPERATIONS
For the year ended March 31, 2015 compared to the year ended March 31, 2014, the results for our three business segments were:

	Year Ended
	March 31,
	2015	2014
		Restated
Revenues, net:
Calpian, Inc.	$2,834,625	$2,922,583
Calpian Commerce	19,390,098	22,255,362
Money-on-Mobile	5,773,394	953,319	(1)
	$27,998,117	$26,131,264
Cost of sales:
Calpian, Inc.	$1,190,972	$1,172,438
Calpian Commerce	15,034,004	16,954,725
Money-on-Mobile	3,516,553	445,391	(1)
	$19,741,529	$18,572,554
Gross profit:
Calpian, Inc.	$1,643,653	$1,750,145
Calpian Commerce	4,356,094	5,300,637
Money-on-Mobile	2,256,841	507,928
	$8,256,588	$7,558,710
Net loss:
Calpian, Inc.	$(1,546,232)	$(5,182,171)
Calpian Commerce	(3,632,559)	(917,909)
Money-on-Mobile	(4,177,620)	(858,974)
	$(9,356,411)	$(6,959,054)
(1) During the 4th quarter 2015, the Company changed its presentation for reporting certain revenue transactions for Money-on-Mobile from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of Money-on-Mobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Consolidated Financial Statements.
Revenues for Calpian, Inc. in 2015 were lower than in 2014 by $(0.1) million or (3.0)% due to the sale of a portfolio in August 2015 and normal portfolio attrition.  Gross profit percentage for Calpian, Inc. was 58.0% in 2015 compared to 59.9% in 2014. General and administrative costs increased by $2.9 million compared to 2014 due primarily to direct commissions and other fees paid associated with capital raising.
Revenues for Calpian Commerce decreased $(2.9) million or (12.9)% in 2015 compared to 2014 primarily due to a significant portfolio sale in February 2015. Gross profit percentage for Calpian Commerce was 22.5% in 2015 compared to 23.8% in 2014.
Revenue for Money-on-Mobile increased $4.8 million or 505.6% in 2015 compared to 2014 primarily due to the large growth in number and volume in transactions as well as a full twelve months of results included in the 2015 results compared to approximately three months included in 2014, as the entity was fully consolidated as of January 7, 2014. Gross profit percentage for Money-on-Mobile was 39.1% in 2015 compared to 53.3% in 2014.
Additionally, the Company incurred interest and financing costs of $3.1 million for both 2015 and 2014.  Net losses were approximately $(9.4) million, or $(0.22) per share in 2015 compared to $(7.0) million, or $(0.23) per share in 2014.  Due to net losses, the Company had no current U.S. federal tax provision in either 2015 or 2014 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the results for our three business segments were as follows:

	Three Months Ended
	March 31,
	2015	2014
		Restated
Revenues, net:
Calpian, Inc.	$475,340	$658,703
Calpian Commerce	4,012,058	5,216,159
Money-on-Mobile	1,641,549	953,319	(1)
	$6,128,947	$6,828,181
Cost of sales:
Calpian, Inc.	$297,972	$264,486
Calpian Commerce	3,207,679	3,999,650
Money-on-Mobile	963,581	445,391	(1)
	$4,469,232	$4,709,527
Gross profit:
Calpian, Inc.	$177,368	$394,217
Calpian Commerce	804,379	1,216,509
Money-on-Mobile	677,968	507,928
	$1,659,715	$2,118,654

(1) During the 4th quarter 2015, the Company changed its presentation for reporting its Money-on-Mobile for certain revenue transactions from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of Money-on-Mobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Consolidated Financial Statements.
Revenues for Calpian, Inc. in 2015 were lower than in 2014 by $(183,363) or (27.8)% due to the sale of a portfolio in August 2014.  Gross profit percentage for Calpian, Inc. was 37.3% in 2015 compared to 59.8% in 2014.
Revenues for Calpian Commerce decreased $(1,204,101) or (23.1)% in 2015 compared to 2014 primarily due to a significant portfolio sale in February 2015. Gross profit percentage for Calpian Commerce was 20.0% in 2015 compared to 23.3% in 2014.
Revenues for Money-on-Mobile increased significantly in 2015 by $688,230 or 72.2% compared to 2014. The growth achieved is primarily due to increases in the number of monthly transactions, processed volumes across all service offerings, and adding new services and agents. Gross profit percentage for Money-on-Mobile was 41.3% in 2015 compared to 53.3% in 2014.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our Money-on-Mobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the years ended March 31, 2015 and 2014.

As of March 31, 2015, our liquidity was $3.5 million, consisting of $1.3 million in cash and cash equivalents and $2.2 million available under our senior debt facility. However, the available funds under our senior debt facility is restricted to the acquisition of additional credit card residuals in the United States. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at Money-on-Mobile. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due. Additionally, in September 2015 the Company received $2.0 million in exchange for a convertible promissory note secured by all the assets of the Company. A specific condition of this agreement is that the Company’s senior secured debt must be paid in full by October 31, 2015.
Sources and Uses of Cash
Net cash used in operating activities was $(6.5) million in 2015 compared to $(3.7) million in 2014. The change in net cash used in operating activities in 2015 is due to a net loss in 2015 of $(9.4) million compared to the net loss of $(7.0) million in 2014. Additionally, during the 2015 fiscal year the Company sold two large residual portfolios resulting in a gain on sale of $5.3 million. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.4) million in 2015 compared to net cash used in investing activities of $(4.4) million in 2014. In 2015 the Company received cash proceeds of $7.5 million from the sale of its residual portfolios. Offsetting the cash inflow was purchases of residual purchases of $3.2 million and an office building in Mumbai, India by MMPL for $3.8 million. See footnote 13 - Debt, for additional building purchase loan details. In 2014, the Company made a $4.3 million investment in Money-on-Mobile.
Net cash provided by financing activities was $0.6 million in 2015 compared to net cash provided by financing activities of $15.6 million in 2014. During 2015, the Company paid down borrowings totaling $6.7 million, offset by $1.2 million of additional borrowings, $3.4 million proceeds to purchase a building in India and receiving $3.2 million for issuance of common stock and warrants. In 2014, the Company received $12.2 million for issuance of stock and warrants as well as $3.3 million of additional borrowings.
Going Concern
Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Additionally, our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses, significant recent sale of our domestic income producing portfolio assets, upcoming divestiture of the remaining U.S. operations (excluding corporate functions) and the continuing and immediate need for capital raising to fund operations and future growth opportunities in Money-On-Mobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. This plan involves sale of the remaining U.S. operations, which will allow us to re-pay the outstanding balance of our senior credit facility. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

CRITICAL ACCOUNTING POLICIES
We use estimates throughout our statements and changes in estimates could have a material impact on our operations and financial position.  We consider an accounting estimate to be critical if:

1.	the estimate requires us to make assumptions about matters that are highly uncertain at the time the estimate is made; or

2.
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

We believe the critical accounting policies described below involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of warrants and options

•	Residual portfolios

•	Goodwill

•	Fair value measurements

•	Business combinations
As our operations expand, we may identify additional critical accounting policies in the future. See Summary of Significant Accounting Policies in Note 2 of our consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Attrition of Merchants
Our primary market risk to both our residual portfolio and processing business segments is merchant attrition.  Merchant attrition, a normal part of the payment processing industry, results from a number of factors including pricing pressure from competitors, general domestic economic conditions, and the ability of the merchant to move to another processor.  As a portfolio’s attrition rate adversely impacts future cash flows, in underwriting residual portfolios we acquire we endeavor to conservatively estimate the portfolio’s future attrition rate based on its current attrition rate, its long-term historical attrition rate, the attrition rate of comparable portfolios, and the experience of our executives in valuing and acquiring residual portfolios (see “Business Experience” in Item 10 of Part III of this Annual Report).
Our executives’ experiences are that long-term attrition rates of acquired portfolios, while they cannot be predicted, typically range between 1.2% and 1.8% per month.  Within any given year, attrition rates can display some seasonality with rates moving upward toward the year-end holiday season and, thereafter, usually returning to the long-term trend.  There have been atypical instances of short-term fluctuations caused by factors other than seasonality.
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
Additionally, our sponsor banks review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and Mastercard operating rules and regulations.  Although the Company believes it employs effective underwriting and risk management processes and procedures to minimize the exposure of potential loss from merchant, the Company cannot guarantee certain losses may or may not occur.

Money-on-Mobile
Our primary market risk for Money-On-Mobile is availability of capital to purchase inventory as there is no functional credit system in its primary market and all parties are operating on a pre-paid basis. Money-On-Mobile must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and respresent the periods when the Money-On-Mobile services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of Money-On-Mobile retailers to direct customers to alternative payment systems.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Calpian, Inc.

We have audited the accompanying consolidated balance sheet of Calpian, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calpian, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the consolidated financial statements have been restated for the presentation of revenues on a net basis.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

New York, New York
November 30, 2015

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash and equivalents	$1,293,461	$8,078,505
Due from distributors	652,728	980,229
Accounts receivable	505,353	213,888
Restricted cash	51,494	52,994
Advances to aggregators	3,288,850	2,971,281
Other current assets	1,203,511	1,784,861
Total current assets	6,995,397	14,081,758
Property and equipment, net	4,126,613	398,958
Residual portfolios	7,387,356	9,095,133
Equity investments	442,888	301,680
Deferred financing costs	108,042	324,126
Goodwill	14,633,237	17,727,774
Other intangible assets, net	5,034,315	5,244,061
Other non-current assets	1,062,153	958,196
Total assets	$39,790,001	$48,131,686
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,279,105	$985,616
Accrued liabilities	1,786,456	1,594,743
Related party payables	717,486	725,286
Current portion of long-term debt	2,736,771	7,260,800
Advances from distributors	658,346	595,929
Total current liabilities	7,178,164	11,162,374
Long-term debt	13,957,301	13,374,296
Other non-current liabilities	176,270	214,836
Total liabilities	21,311,735	24,751,506
Commitments and contingencies (Note 18)
Shareholders' Equity
Preferred stock Series C, 1,000,000 shares authorized, zero and 1,000 shares issued and outstanding as of March 31, 2015 and 2014, respectively	—	1,000,000
Common stock 200,000,000 shares authorized, 39,314,015 and 29,022,266 shares issued and outstanding as of March 31, 2015 and 2014, respectively	39,314	29,022
Stock subscribed 1,533,600 and 7,055,837 shares issued and outstanding as of March 31, 2015 and 2014, respectively	1,534	7,056
Additional paid-in capital	35,982,933	29,494,797
Accumulated deficit	(24,136,830)	(15,382,512)
Cumulative other comprehensive (loss) income	(499,383)	420,830
Total Calpian, Inc. Shareholders’ Equity	11,387,568	15,569,193
Noncontrolling interest	7,090,698	7,810,987
Total shareholders' equity	18,478,266	23,380,180
Total liabilities and shareholders' equity	$39,790,001	$48,131,686

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended
	March 31,
	2015	2014
		Restated
Revenues
Residual portfolios	$3,662,690	$3,777,484
Processing fees	17,002,624	19,304,740
Money-on-Mobile, net	5,773,394	953,319
Other	1,559,409	2,095,721
Total revenues	27,998,117	26,131,264
Cost of revenues
Residual portfolio amortization	1,150,569	1,192,360
Processing and servicing	14,350,913	15,994,696
Money-on-Mobile	3,516,553	445,391
Other	723,494	940,107
Total cost of revenues	19,741,529	18,572,554
Gross profit	8,256,588	7,558,710
General and administrative expenses
Salaries and wages	7,276,798	3,525,464
Selling, general and administrative	9,620,968	8,810,547
Depreciation and amortization	704,753	227,321
Total general and administrative	17,602,519	12,563,332
Operating loss	(9,345,931)	(5,004,622)
Other income (expenses)
Interest expense	(3,126,050)	(3,147,567)
Equity investment gain	29,288	1,191,374
Gain on legal settlement	340,642	—
Gain on sale of assets	5,314,744	1,761
Loss on goodwill impairment	(2,341,928)	—
Total other income (expenses)	216,696	(1,954,432)
Net loss before income taxes	(9,129,235)	(6,959,054)
Income tax expense	(227,176)	—
Net loss	(9,356,411)	(6,959,054)
Net loss attributable to noncontrolling interest	(602,093)	(366,988)
Net loss attributable to Calpian, Inc. shareholders	(8,754,318)	(6,592,066)
Other comprehensive (loss) income:
Currency translation adjustments, net of tax	(1,292,743)	1,000,502
Total comprehensive loss	$(10,649,154)	$(5,958,552)
Comprehensive (loss) income attributable to:
Noncontrolling interest	(974,623)	213,879
Calpian, Inc. shareholders	(9,674,531)	(6,172,431)
Net loss per share, basic and diluted	$(0.22)	$(0.23)
Weighted average number of shares outstanding, basic and diluted	39,333,451	28,234,061

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(9,356,411)	$(6,959,054)
Adjustments to reconcile net loss to cash used in operating activities
Gain on equity investment	(29,288)	(1,191,374)
Deferred financing cost amortization	216,084	216,084
Portfolio amortization	2,103,521	2,248,740
Subordinated note discount amortization	410,697	423,529
Depreciation and amortization	704,753	227,321
Gain on sale of residual portfolio	(5,314,744)	—
Impairment of intangibles and loss on equipment disposal	—	70,135
Impairment of goodwill	2,341,928	—
Stock based compensation	1,240,139	360,005
Deferred consulting fee amortization	425,310	—
Equity awards issued for services	396,124	458,124
Changes in operating assets and liabilities:
Accounts receivable	(291,465)	302,163
Due from distributors	327,501	(980,229)
Other assets	(258,321)	1,334,324
Related party payables	15,605	331,697
Accounts payable	315,030	209,676
Accrued liabilities	775,903	664,420
Advances from distributors	(514,847)	576,814
Other liabilities	(23,499)	(1,969,973)
Net cash (used in) operating activities	(6,515,980)	(3,677,598)
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	301,341
Contribution to equity method investment	(164,850)	(4,414,060)
Investment in residual portfolios	(3,226,550)	—
Proceeds from sale of residual portfolios	7,500,000	—
Purchases of property and equipment	(4,114,957)	(242,496)
Acquisition of intangible assets	(435,645)	(52,054)
Net cash (used in) investing activities	(442,002)	(4,407,269)
FINANCING ACTIVITIES
Payments on notes payable	(6,651,888)	—
Borrowings on senior and subordinate notes	1,175,000	3,300,050
Issuance of common stock and warrants	3,252,301	10,631,646
Issuance of Series B preferred stock	—	550,951
Issuance of Series C stock	—	1,000,000
Proceeds from long-term debt	2,254,500	—
Change in restricted cash	1,500	3,973
Contributions made by noncontrolling interest	611,085	97,108
Net cash provided by financing activities	642,498	15,583,728
Foreign currency effect on cash flows	(469,560)	(6,073)
Net change in cash and cash equivalents	(6,785,044)	7,492,788
Cash and cash equivalents at beginning of year	8,078,505	585,717
Cash and cash equivalents at end of year	$1,293,461	$8,078,505
Supplemental disclosures (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

CALPIAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	Series B Preferred		Series C Preferred		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2013	—	$—	—	$—	23,915,806	$23,916	—	$—	$14,159,576	$(8,790,446)	$—	$1,195	$5,394,241
Acquisition of residual portfolios	—	—	—	—	10,941	11	—	—	14,869	—	—	—	14,880
Contribution to Money-on-Mobile	—	—	—	—	1,248,670	1,249	—	—	1,502,825	—	—	—	1,504,074
Fair value of noncontrolling interest in business combination	—	—	—	—	—	—	—	—	—	—	7,500,000	—	7,500,000
Noncontrolling interest contribution	—	—	—	—	—	—	—	—	—	—	97,108	—	97,108
Issuance of common stock	—	—	—	—	1,784,043	1,784	6,889,170	6,889	10,599,727	—	—	—	10,608,400
Warrants issued to placement agents	—	—	—	—	—	—	—	—	23,246	—	—	—	23,246
Warrants exercised to common stock	—	—	—	—	391,920	392	—	—	(392)	—	—	—	—
Warrants issued with debt financing	—	—	—	—	—	—	—	—	297,000	—	—	—	297,000
Conversion of debt to common stock	—	—	—	—	633,802	633	66,667	67	1,050,003	—	—	—	1,050,703
Stock issued for services	—	—	—	—	622,835	623	100,000	100	937,401	—	—	—	938,124
Stock-based compensation	—	—	—	—	—	—	—	—	360,005	—	—	—	360,005
Issuance of Series B preferred stock	550,000	550	—	—	—	—	—	—	550,401	—	—	—	550,951
Conversion of Series B to common stock	(550,000)	(550)	—	—	414,249	414	—	—	136	—	—	—	—
Issuance of Series C preferred stock	—	—	1,000	1,000,000	—	—	—	—	—	—	—	—	1,000,000
Net loss	—	—	—	—	—	—	—	—	—	(6,592,066)	(366,988)	—	(6,959,054)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	580,867	419,635	1,000,502
Balance, March 31, 2014	—	$—	1,000	$1,000,000	29,022,266	$29,022	7,055,837	$7,056	$29,494,797	$(15,382,512)	$7,810,987	$420,830	$23,380,180
Issuance of common stock	—	—	—	—	9,607,850	9,608	(6,355,570)	(6,355)	3,249,028	—	—	—	3,252,281
Warrants issued to placement agents	—	—	—	—	—	—	—	—	299,625	—	—	—	299,625
Warrants issued with debt financing	—	—	—	—	—	—	—	—	704,646	—	—	—	704,646
Conversion of debt to common stock	—	—	—	—	216,667	217	(66,667)	(67)	299,850	—	—	—	300,000
Conversion of Series C to common stock	—	—	(1,000)	(1,000,000)	—	—	1,000,000	1,000	999,000	—	—	—	—
Stock issued for services	—	—	—	—	698,422	698	(100,000)	(100)	372,651	—	—	—	373,249
Acquisition of residual portfolios	—	—	—	—	2,100	2	—	—	3,148	—	—	—	3,150
Stock-based compensation	—	—	—	—	—	—	—	—	1,240,139	—	—	—	1,240,139
Canceled stock	—	—	—	—	(233,290)	(233)	—		(679,951)	—	—	—	(680,184)
Purchase of DPPL shares from noncontrolling shareholder	—	—	—	—	—	—	—	—	—	—	(265,876)	—	(265,876)
Issuance of MMPL shares to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	—	520,210	—	520,210
Net loss	—	—	—	—	—	—	—	—	—	(8,754,318)	(602,093)	—	(9,356,411)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(372,530)	(920,213)	(1,292,743)
Balance, March 31, 2015	—	$—	—	$—	39,314,015	$39,314	1,533,600	$1,534	$35,982,933	$(24,136,830)	$7,090,698	$(499,383)	$18,478,266

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 - OVERVIEW

The Company

In these consolidated financial statements, references to “Calpian,” “Company,” “we,” “us,” and “our” collectively refers to Calpian, Inc., its wholly-owned United States subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), and its partially-owned joint venture, Calpian Residual Acquisition, L.L.C, and majority-owned Indian Money-on-Mobile enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL") and Payblox Technologies (India) Private Limited ("Payblox").  All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Money-on-Mobile
Money-on-Mobile offers electronic wallet services in India. Money-on-Mobile can be used to pay for goods and services and sending or receiving money using mobile phone text messages, smart phone or internet. Consumers are often required to prepay for certain utilities, such as mobile phone services.  Because bank accounts and credit cards are only used by a small portion of the Indian population, consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.  Money-on-Mobile acts as an intermediary between a) the utility provider and distributors, b) distributors and consumers, and c) consumer and other parties.

As an intermediary between the utility provider and distributors, Money-on-Mobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  Money-on-Mobile maintains an inventory of these utility units held for resell. As an intermediate between distributors and consumers, distributors use Money-on-Mobile’s electronic wallet technology to a) allow consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the consumer.   Money-on-Mobile earns a transaction fee for these services, paid by the consumer. Once a consumer has established a Money-on-Mobile electronic wallet account, consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile consumers.  Money-on-Mobile also earns a transaction fee for these services, paid by the consumer.

In March 2012, the Company began acquiring common stock of Digital Payments Processing Limited (“DPPL”).  During 2012, DPPL entered into an exclusive services agreement with My Mobile Payments Limited (“MMPL”), an entity that shares common ownership with DPPL.  DPPL maintains a services agreement with My Mobile Payments Limited (“MMPL”) to deliver payment processing services in India. Both companies are organized under the laws of India and headquartered in Mumbai, India.

Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to its Money-on-Mobile service customer base. Collectively, DPPL, MMPL, and Payblox Technology (India) Private Limited (“Payblox”), operate the Money-on-Mobile enterprise.  Money-on-Mobile is operated locally by a management team based in Mumbai, India, with corporate oversight provided by the executive management team based in Dallas, Texas. MMPL currently has a license from the Reserve Bank of India to operate a payments system. Renewal of the license is required in October 2018, and DPPL intends to seek renewal and has no reason to believe it will not receive such renewal.

In January 2014, the Calpian, Inc. acquired a majority of the common stock of DPPL, obtaining control of DPPL and, through DPPL’s services agreement, obtaining control of MMPL and Payblox.  As such, MMPL has been determined to be Variable Interest Entity, in the Company’s accompanying consolidated financial statements (See Note 3 - Business Acquisitions and Note 8 - Equity Investments and Variable Interest Entities).  Prior to obtaining control in January 2014, Money-on-Mobile was accounted for an equity method investment.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions. Actual results may differ from the estimates used in preparing our consolidated financial statements. Significant estimates include future cash flows used in our calculation of residual portfolio amortization, fair values of warrants and equity awards granted, intangibles, fair value of asset and liabilities acquired in our business acquisitions, the valuation allowance on deferred tax assets and liabilities, and estimates for certain employee benefits..

Basis of Presentation
We consolidate entities over which we have control, as typically evidenced by a voting control of greater than 50% or for which we are the primary beneficiary, whereby we have the power to direct the most significant activities and the obligation to absorb significant losses or receive significant benefits from the entity. We separately present our noncontrolling interests in the consolidated financial statements. For affiliates we do not control but where significant influence over financial and operating policies exists, as typically evidenced by a voting control of 20% to 50%, the investment is accounted for using the equity method. In addition, the assets, liabilities, and results of operations of all variable interest entities for which we have determined we are the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(9,356,411) and $(6,959,054) for the years ended March 31, 2015 and 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to further grow and expand its mobile payment processing operations in emerging markets, particularly in India. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  The Company believes the carrying values of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and interest payable approximate their fair values.  Additionally, the Company believes the carrying value of its senior notes, subordinated notes, and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings. The Company determined that there were no items to be measured at fair value on a recurring basis as of March 31, 2015 and 2014.

The estimated fair value of our common stock issued in share-based payments is measured by the more relevant of: (i) the prices received in private placement sales of our stock or; (ii) its publicly-quoted market price.  We estimate the fair value of warrants, other than those included in common stock unit purchases, and stock options when issued or vested using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions.  Recognition in shareholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period and, for grants to non-employees, when the options vest.  The fair value of exercisable warrants on the date of issuance issued in connection with debt financing transactions or for services are deferred and expensed over the term of the debt or as services are performed.

Foreign Currency Translation
The functional currency of Money-on-Mobile, consisting of DPPL and the variable interest entities MMPL and Payblox, is the Indian Rupee.  Money-on-Mobile assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each consolidated balance sheet date. Revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component within the accompanying statements of shareholders’ equity. Additionally, cumulative translation adjustments recorded in other comprehensive income are reclassified to noncontrolling interest proportionally based on the weighted average percentage ownership interest held by the noncontrolling interest.

Cash and Equivalents
We consider cash, deposits, and short-term investments with original maturities of three months or less as cash and equivalents.  Our deposits at financial institutions at times exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Restricted Cash
Amounts designated by management for specific purposes, including withholdings from merchants to collateralize their contingent liabilities and processing reserves, and by contractual terms of debt agreements are considered restricted cash.  As of March 31, 2015 and 2014 the Company held as merchant reserves $51,494 and $52,994, respectively.

Accounts Receivable
Accounts receivable represents the uncollected portion of amounts recorded as revenues.  Management performs periodic analyses to evaluate all outstanding accounts receivable to estimate an allowance for doubtful accounts that may not be collectible, based on the best facts available to management.  Management considers historical collection patterns, accounts receivable aging trends and specific identification of disputed invoices in its analysis.  After all reasonable attempts to collect a receivable have failed, the receivable is directly written off.  As of March 31, 2015 and 2014, the balance of the allowance for doubtful accounts was $69,310 and $29,826, respectively, and there were no customers that possessed a balance greater than 10%.

Due from Distributors
Amounts represent purchases made by Money-on-Mobile consumers for which payment was made to an agent. As of March 31, 2015 and 2014, there were three and two distributors, which comprised 80% and 62%, respectively.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization, using the straight-line method based on estimated useful lives of three to five years. The building purchased in 2015 by MMPL in India has an estimated useful life of 39 years.  Repairs and maintenance are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive operations.

Residual Portfolios
Residual portfolios represent investments in (purchases of) recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States indirectly to third parties. We purchase portfolios of recurring monthly residual income streams from ISOs as long-term investments. We value the recurring monthly residual income streams on a net present value basis and acquire the recurring monthly residual income stream through a negotiated agreement with the ISO. Residual portfolios are recorded at cost and amortized over an estimated 10 year life into Cost of revenues in the Statement of Operations. Each residual portfolio is amortized based on the percentage of actual cash received to total expected future cash flows adjusted for the expected attrition of the portfolio. The recurring monthly residual income streams are paid by processors to us on a monthly basis. Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments. Quarterly, we evaluate our cash flow estimates and prospectively adjust future amortization.

Equity Investment
Prior to obtaining control in January 2014 (See Note 3 - Business Acquisitions), Money-on-Mobile was accounted for as an equity method investment, as the Company had the ability to exercise significant influence, but did not control the enterprise and was not the primary beneficiary. Under the equity method of accounting, the Company recorded its proportionate share of the net earnings or losses of Money-on-Mobile and a corresponding increase or decrease to the investment balances. In addition, the Company accounted for share issuances by Money-on-Mobile as if the Company had sold a proportional share of its investment and recorded any resulting gain or loss.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during years ended March 31, 2015 or 2014.

Deferred Consulting Fees
At the time the Company executes a vendor agreement where common stock is issued for services, the Company records the estimated value of the services as Other Current Assets in the Consolidated Balance Sheet with a corresponding credit to Common Stock and Additional Paid in Capital. Subsequently, during the term of the contract, the Company records a charge to Selling, general and administrative expense the Consolidated Statement of Operations as the vendor services are performed and simultaneously records a corresponding decrease to the asset balance.

Deferred Financing Costs
The Company capitalizes third-party costs paid to obtain its debt financing. Capitalized costs are then amortized using a straight-line basis over the related debt term into interest expense.

Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill
Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.

We perform an annual impairment assessment in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.  If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

For its Money-on-Mobile annual impairment assessment for the year ended March 31, 2015 and 2014, we determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  As a result, we concluded that Money-on-Mobile goodwill was not impaired for the year ended March 31, 2015 or 2014.

Calpian Commerce's annual impairment assessment for the year ended March 31, 2015 resulted an impairment loss of $2,341,928 as a result of the sale of a significant operating asset. We utilized the discounted cash flow method under the income approach to estimate fair value. The key assumptions used in this valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital, which considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. Using historical and projected data, growth rates and cash flow projections are generated for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

We compared the results of the discounted cash flow model by using a comparable transaction method, which is a market-based approach. The implied fair value of goodwill is equivalent to the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities, as if Calpian Commerce had been acquired in a business combination. As a result of our analysis, Calpian Commerce's carrying value of goodwill exceeded the implied fair value. The result was an impairment loss recognized in the amount of the excess.

Intangible Assets
Intangible assets consist of software (excluding computer software), customer lists, trademarks, distributor contracts and domain names acquired through business combinations, or consists of software developed or obtained for internal use, as well as software intended for resale. Costs to develop internal use computer software during the application development stage are capitalized on a per project basis and are amortized on a straight line basis over its useful life. Capitalized costs for internally developed software during the years ended March 31, 2015 and 2014 totaled $115,440 and $527,901, respectively.
Costs for software developed for resale are expensed as incurred until technological feasibility is established, capitalized once technological feasibility occurs, including costs for coding and testing, and expensed once the software is available for release to customers. Capitalized costs for software available for sale are amortized over the greater of the amounts computed for the (1) expected revenue to total anticipated revenue or (2) straight line basis over its estimated useful life. Capitalized costs for software developed for resale during the years ended March 31, 2015 and 2014 totaled $0 and $40,072.
The weighted average amortization period is five years for customer lists, acquisition costs and trademarks, five years for internal use software, three years for software developed for resale and domain names are not amortized.
Management has completed its valuation of the fair values of separately identifiable intangible assets acquired in its Money-on-Mobile business acquisition (see Note 3 - Business Acquisitions).  Capitalized finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Indefinite-lived assets are not amortized, but reviewed at least annually for potential impairment.

Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the years ended March 31, 2015 or 2014.

Revenue Recognition
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company has three primary revenue streams:  residual portfolios, merchant payment processing fees, and Money-on-Mobile transactions.

The following revenue recognition policies define the manner in which the Company accounts for sales transactions by revenue category.

1.	Merchant Payment Processing Fees

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.  Processing fees are recorded as revenue in the period the Company receives payment for the transactions as this is when fees are considered earned.

Generally, revenues are reported gross of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card companies (MasterCard and Visa), as we deem Calpian Commerce as the primary obligor, bearing the credit risk or the ultimate responsibility for the merchant accounts.  Included in cost of goods and services sold are the expenses covering interchange and bank processing expenses directly attributable to processing fee revenues are recognized in cost of revenues in the same period as the related revenue. Revenues generated from certain portfolios are reported net of interchange, where we are not the primary obligor and may not have credit risk, or the ultimate responsibility for the merchant accounts.

2.	Residual portfolios

Residual portfolios represent investments in (purchases of) recurring monthly residual income streams derived from credit card processing fees paid by merchants in the United States indirectly to third parties. We purchase portfolios of recurring monthly residual income streams from ISOs as long-term investments. We value the recurring monthly residual income streams on a net present value basis and acquire the recurring monthly residual income stream through a negotiated agreement with the ISO. Residual portfolios are recorded at cost and amortized over an estimated 10 year life into cost of revenues. Each residual portfolio is amortized based on the percentage of actual cash received to total expected future cash flows adjusted for the expected attrition of the portfolio. The recurring monthly residual income streams are paid by processors to us on a monthly basis. Although history within the industry indicates the cash flows from such income streams are reasonably predictable, the future cash flows are predicated on consumers continued use of credit and debit cards to purchase goods and services from merchants having our service to accept electronic payments. Quarterly, we evaluate our cash flow estimates and prospectively adjust future amortization.

3.	Money-on-Mobile

A significant portion of revenue is attributable to Merchant Services, including Mobile Recharge and Direct-to-Home. In these transactions, revenue from purchased utility units is recognized on a net basis, as the Company is acting in an agent capacity. Money-on-Mobile does not change the product or perform part of the service, has minimal discretion in supplier selection, has minimal latitude in establishing prices and possesses no credit risk.

Other services offered are Consumer Services, including bill payment and money transfer. For bill payment transactions, Money-on-Mobile acts as an agent with consumers. Distributors use Money-on-Mobile’s electronic wallet technology to allow consumers to pay utility bills by mobile phone text message and smart phone. Money-on-Mobile earns a fixed transaction fee for these services.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Distributors often keep a prepaid balance with Money-on-Mobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of March 31, 2015 and 2014, advances from distributors was $658,346 and $595,929, respectively.

For our money transfer services, once a consumer has established a Money-on-Mobile electronic wallet account, consumers can use Money-on-Mobile’s technology to facilitate non-distributor-related transactions with other parties that have Money-on-Mobile accounts, including other retailers and utilities and other Money-on-Mobile consumers.  Money-on-Mobile also earns a fixed transaction fee for these services.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Restatement - Gross vs. Net Revenue Presentation
During the fourth quarter of fiscal year 2015, we restated certain aspects of our Statements of Operations presentation. We changed our reporting of certain Money-on-Mobile revenue transactions from a Gross to Net basis. Historically, we reported these transactions as revenue based on the total amounts billed to consumers. All prior periods have been restated to reflect this revenue recognition change to Net presentation. This change resulted in a reduction of previously reported revenue and corresponding reductions in cost of revenue in those periods. The change in Statements of Operations presentation had no effect on pre-tax loss or net loss for any period presented. Additionally, the Company's total assets, liabilities, shareholders equity, and cash flow from operations, investing and financing all remained unchanged for the Fiscal Year Ended March 31, 2014 and all quarterly periods during Fiscal Year Ended March 31, 2015.

The determination to record revenue on a Gross vs. Net basis is a matter of significant professional judgment that is dependent upon the relevant facts and circumstances of each specific business. The presentation changes made to prior year amounts do not impact in any respect the scope or nature of the operations of Money-On-Mobile. The effects of this reclassification of Money-on-Mobile transactions are isolated to only Revenue and Cost of Sales line items within the accompanying Consolidated Statement of Operations and are disclosed as follows:

	Year Ended
	March 31, 2014
	Previously Reported	Adjustment	As Adjusted
Revenue, net:
Money-on-Mobile	$29,710,288	$(28,756,969)	$953,319
Consolidated Total Revenues	$54,888,233	$(28,756,969)	$26,131,264

Cost of revenues:
Money-on-Mobile	$29,202,360	$(28,756,969)	$445,391
Consolidated Total Cost of Sales	$47,329,523	$(28,756,969)	$18,572,554

Gross Profit:
Money-on-Mobile	$507,928	$—	$507,928
Consolidated Total Gross Profit	$7,558,710	$—	$7,558,710

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

Advertising
Advertising costs are expensed as incurred.  During the years ended March 31, 2015 and 2014, advertising expense was $301,925 and $309,790, respectively.

Recent Accounting Pronouncements
In April 2014, the FASB issued an accounting update which amended the definition of a discontinued operation with ASU 2014-08. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. This guidance will be effective for the Company in the first quarter of its fiscal year beginning April 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern.” ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.

 In July 2015, the FASB issued ASU 2015-11, "Inventory: Simplifying the Measurement of Inventory". The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year of ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year beginning April 1, 2018. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.
There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

3 - BUSINESS ACQUISITIONS

Money-on-Mobile

In March 2012, the Company began acquiring common stock of DPPL.  The Company continued to acquire additional shares of DPPL common stock throughout 2013, 2014 and 2015.  On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At March 31, 2015 and 2014, the Company’s ownership in DPPL was 77.3% and 69.5%, respectively, after additional DPPL common stock purchases during the period from January 7, 2014 through March 31, 2015.

At March 31, 2014, the Company did not directly own common stock of MMPL or its wholly-owned subsidiary Payblox, these entities are included in the Money-on-Mobile acquisition accounting due to certain terms of the DPPL service agreement.  Under this agreement, we have an option, at our sole discretion and based on additional financial investment, to trigger a merger with MMPL, the terms of which give us majority financial ownership of MMPL.

As of January 6, 2014, just prior to acquisition, the Company’s equity interest in DPPL was $10,124,831.  As of January 6, 2014, management estimated that the fair value of the equity investment was $15,309,520, which resulted in a gain of $5,014,565 and was recognized in Equity investment gain in the 2014 Consolidated Statement of Operations.  Before the obtaining control of DPPL, the Company maintained a right to exercise an option and increase its ownership interest up to 74% and merge DPPL and MPPL. As a result of this option held by the Company, the existing shareholders of MPPL were subject to additional dilution which resulted in certain valuation discounts being applied to their equity interest. At January 6, 2014, management estimated that the fair value of the non-controlling interests was $7,500,000.

The goodwill associated with the Money-on-Mobile acquisition is attributable to numerous factors, including providing the Company with entry into one the world’s largest mobile payments markets with a developed workforce who has business and country-specific knowledge, an established and growing agent distribution network, positive customer experiences and a business plan with numerous growth strategies. The Company’s financial profile has been enhanced by creating a company with penetration into a new market with significant growth opportunity, greater operating leverage and revenue enhancements. It also creates a company with greater potential future cash flow generation, accelerating our ability to execute on our growth strategies.

The Company hired an outside firm to assist in the valuation of both the CLPI and minority interest of Money-on-Mobile. The Company considered the income approach, market approach and asset approach as part of the valuation technique used to measure the fair value of the equity interest in Money-on-Mobile immediately before the business combination. The analysis considered a discounted cash flow, guideline public companies, precedent transactions (subject company) and precedent transactions (comparable companies) valuation models. After reviewing the results of each of these valuation models, a weighted average approach on a financial controlling basis was considered most appropriate comprised of an 80% weight to the market approach (40% precedent transactions (subject company), 15% precedent transactions (comparable company) and 25%

guideline public company) and a 20% weight to the income approach (20% discounted cash flow). Additionally, other information such as current market, industry and macro economic conditions were utilized to assist to develop these fair value measurements.

The non-controlling interest (‘NCI’) of Money-on-Mobile was recognized and fair valued on the acquisition date in accordance with ASC 805-20-30-1. The NCI owned 50.1% as of the valuation date, however, the Company’s 49.9% ownership interest represented the single largest equity ownership in the entity. Additionally, the Company possessed the option at its sole discretion to further dilute non-CLPI shareholders by executing its option to acquire up to 74% equity interest in the combined ownership of Money-on-Mobile. The non-CLPI shareholders also have limited capital to sufficiently fund operations. To independently derive the fair value of the NCI recorded in connection with the business combination, the Company used the Concluded Equity Value, as described in the paragraph above, and on a financial controlling basis. Included in NCI valuation was a 20% discount for lack of control and a 45% discount for lack of marketability as the existing non-CLPI shareholders possess no power to prevent additional dilution by CLPI.

The following unaudited table provides acquisition-date fair value of the total consideration transferred to obtain additional ownership interests in DPPL and MMPL as well as the acquisition-date fair value of each major class of consideration, including cash and equity instruments. The ownership % within the unaudited table represents financial ownership in DPPL only.

Quarter Ending	Ownership %	Additional Investment	CLPI Stock	Cumulative Investment
6/30/2013	47.3%	$1,600,000	$1,504,074	$12,216,229
9/30/2013	47.9%	1,564,000	—	13,780,229
12/31/2013	49.9%	975,000	—	14,755,229
3/31/2014	69.5%	1,920,000	—	16,675,229
6/30/2014	72.9%	2,753,635	—	19,428,864
9/30/2014	72.9%	1,544,000	—	20,972,864
12/31/2014	72.9%	450,000	—	21,422,864
3/31/2015	77.3%	1,125,000	—	22,547,864

The following information presents the estimated fair values of the net assets at January 6, 2014 acquired following an independent third-party appraisal of certain assets based on assumptions we believe unrelated market participants would use based on observable and unobservable marketplace factors:

Cash	$301,527
Accounts receivable	995,411
Inventory	2,034,187
Other current assets	2,180,102
Property and equipment	82,437
Goodwill	14,768,740
Intangible assets	4,933,974
Other long term assets	622,917
Accounts payable	(623,309)
Accrued liabilities	(2,305,262)
Other liabilities	(181,202)
Net assets acquired	$22,809,522

Immaterial Reclassification - Money-on-Mobile Goodwill and Intangible Assets Presentation Change
During the fourth quarter of fiscal year 2015, we finalized our acquisition accounting subsequent to the one year measurement period. We have determined additional intangible assets are identifiable and separable apart from goodwill. As a result, our previously reported Goodwill and Intangible assets line items in the consolidated balance sheet have been changed due to this immaterial error. The change had an immaterial effect on pre-tax loss or net loss for all periods presented. Additionally, the Company's total assets, liabilities, stockholders equity, and cash flow from operations, investing and financing were not materially impacted for the fiscal year ended March 31, 2014 and all quarterly periods during fiscal year ended March 31, 2015.

	March 31, 2014
	Previously Reported	Adjustment (*)	As Adjusted
Goodwill	$19,277,942	$(3,892,096)	$15,385,846
Contracts	—	259,473	259,473
Trade name	—	1,037,892	1,037,892
License	—	2,594,731	2,594,731
Total	$19,277,942	$—	$19,277,942
(*) - including effect of any foreign currency translation adjustment.

Revenue of $953,319 and net loss of $(858,974) related to Money-on-Mobile for the period from acquisition date, January 6, 2014, to March 31, 2014 have been included in the Company’s consolidated statements of operations and comprehensive (loss).

Unaudited Pro Forma Information - Acquisitions
The unaudited pro forma combined results of operations for the year ended March 31, 2014 was prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above as if they occurred April 1, 2013. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
The unaudited pro forma amounts as if Money-on-Mobile had been included as of April 1, 2013 are as follows:

	Revenue, net	Net (loss)
Pro forma for the year ended:
March 31, 2014	$30,298,601	$(11,238,592)

4 - ADVANCES TO AGGREGATORS

At March 31, 2015 and 2014, advances to aggregators consisted of the following:

	2015	2014
Money-on-Mobile - Advances to aggregators	$3,288,850	$2,971,281
Total	$3,288,850	$2,971,281

5 - OTHER CURRENT ASSETS

At March 31, 2015 and 2014, other current assets consisted of the following:

	2015	2014
Current portion of deferred financing fees	$216,084	$216,084
Deferred consulting fees	242,399	239,889
Building deposit	—	538,440
Advance payments for foreign taxes	451,213	429,244
Advance payments to vendors	217,900	246,694
Prepaid insurance, inventories and other	75,915	114,510
Total	$1,203,511	$1,784,861

6 - PROPERTY AND EQUIPMENT

At March 31, 2015 and 2014, property and equipment consisted of the following:

	2015	2014
Building	$3,805,644	$—
Equipment	500,514	375,645
Computer Software	157,344	125,801
Furniture and fixtures	73,732	69,863
Leasehold improvements	4,810	4,810
Subtotal	4,542,044	576,119
Less accumulated depreciation	(415,431)	(177,161)
Property and equipment, net	$4,126,613	$398,958

For the years ended March 31, 2015 and 2014, depreciation expense was $260,328 and $85,484, respectively.

7 - RESIDUAL PORTFOLIOS

As of March 31, 2015, Calpian Commerce and Calpian Inc. sold merchant portfolio assets resulting in a cash payments of $7.5 million and a gain from the sale of these assets of $5.3 million in the consolidated statements of operations and comprehensive loss.

For the year-ended March 31, 2015 and 2014, CRA purchased residual portfolios totaling $3,226,550 and $0, respectively.

As of March 31, 2015, we expect annual amortization expense in each of the next five years to be as shown below with the remainder ranging over the succeeding six years.  We estimate no residual value on our residual portfolios.

	Calpian, Inc.	Calpian Commerce	Total
2016	$1,025,862	$587,792	$1,613,654
2017	824,949	595,361	1,420,310
2018	658,544	467,743	1,126,287
2019	529,569	400,746	930,315
2020	425,854	343,345	769,199
Thereafter	769,607	757,984	1,527,591
Total	$4,234,385	$3,152,971	$7,387,356

8 - EQUITY INVESTMENTS AND VARIABLE INTEREST ENTITIES

Money-on-Mobile

On January 6, 2014, Calpian, Inc. acquired control of Money-on-Mobile (See Note 3: Business Acquisitions).  Prior to that acquisition, the Company accounted for its investment in Money-on-Mobile using the equity method of accounting.  At January 6, 2014, the Company owned approximately 49.9% of the outstanding common stock of DPPL, with an equity investment of $10,294,955. The following tables present a summary results of operations of Money-on-Mobile for the period April 1, 2013 through January 6, 2014:

April 1, 2013 - January 6, 2014
Revenues, net	$2,300,484
Cost of revenues	1,353,248
Gross profit	947,236
Total expenses	4,770,427
Net loss	$(3,823,191)

The Company's portion of Money-on-Mobile's net loss for the period April 1, 2013 through January 6, 2014 is recorded in Equity investment gain in the consolidated statements of income and comprehensive loss for the fiscal year ended March 31, 2014.

Happy Cellular Services Limited

As part of our acquisition of Money-on-Mobile enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”).   Happy Cellular is a mobile talk time reseller based in India. As of March 31, 2015 and 2014, our equity investment balance was $201,600 and $211,680, respectively.

Calpian - Granite Hill, L.P.

In January 2014, we formed Calpian Granite Hill, L.P., a joint venture with a party related to our senior lender, for the purpose of acquiring additional residual portfolios.  As of March 31, 2015 and 2014, the Company's equity investment balance was $212,000 and $90,000, respectively, for a 20% ownership as a limited partner.

The Company’s assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2014	$—	$—	$301,680	$301,680
Equity Investments as of March 31, 2015	$—	$—	$442,888	$442,888

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at March 31, 2015 and 2014:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 investments consist of investments in Calpian - Granite Hill, L.P. and Happy Cellular Services Limited.

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3) for the two years ended March 31, 2015:

	Money on Mobile	Other Equity Investments	Total
Carrying value, March 31, 2013	$8,291,207	$—	$8,291,207
Additional investment	5,575,794	342,041	5,917,835
Loss on equity investments	(3,742,170)	(40,361)	(3,782,531)
Transfers out (see Note 3)	(10,124,831)	—	(10,124,831)
Carrying value, March 31, 2014	$—	$301,680	$301,680
Additional investment	—	164,850	164,850
Income from equity investments	—	29,288	29,288
Foreign currency translation and other adjustments	—	(52,930)	(52,930)
Fair value of equity investments as of March 31, 2015	$—	$442,888	$442,888

VARIABLE INTERST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited
We did not hold a majority ownership interest in MMPL at either March 31, 2015 or 2014. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

i) shared Board of Directors with DPPL; and
ii) inter-dependent operations with DPPL (i.e. MMPL is not a sustainable business without DPPL); and
iii) MMPL relies exclusively on DPPL to fund its operations.

Contractual terms that may change the powers held in future periods, such as a purchase or sale options, are not considered in our analysis. Based on our analysis, we believe that we hold the power and rights to direct the most significant activities of MMPL and as a result the financial results of MMPL from the acquisition date of January 6, 2014 have been consolidated in the accompanying consolidated financial statements.

As of the Mobile-on-Mobile acquisition date of January 6, 2014 through March 31, 2014, we did not have any direct ownership interest in MMPL and had not advanced any funds directly to MMPL. During the year ending March 31, 2015, the Company invested $4,906,760 to acquire 8.17% of MMPL. This investment was necessary to support local management in executing its growth plans.

At March 31, 2015 DDPL and MMPL entered into a business transfer agreement, in which DDPL acquired substantially all of MMPL. As these entities were previously accounted for as a business combination on January 6, 2014, this transaction was accounted for as an equity transaction in the consolidated financial statements due to maintaining financial control over MMPL.

Net income or loss and comprehensive income or loss are attributed to controlling and noncontrolling interests. As such, we have elected to utilize a weighted average value calculation based on relative ownership interest in DPPL and MMPL. As of March 31, 2015 and 2014, the allocation of DPPL to our controlling interest was 71.9% and 69.5%, respectively. As of March 31, 2015 and 2014 the allocation of MMPL to our controlling interest was 7.0% and 0%, respectively.

Calpian Residual Acquisition
Calpian, Inc. is exposed to operations and financial risk for its interest in Calpian Residual Acquisition ("CRA").  CRA is structured with six investors, including Calpian, Inc.. During fiscal year 2015 and 2014, certain of these investors contributed $1.2 million and $3.0 million, respectively. As part of this agreement, these investors received promissory notes, warrants to purchase Calpian, Inc. common stock and CRA Class A voting shares which do not participate in profits and losses. The investors can convert their outstanding promissory notes principal and accrued interest into shares of Calpian, Inc. stock.  Calpian, Inc. owns 100% of CRA's Class B shares, which participate in profits and losses of CRA.  Based on our analysis, we hold the power and rights to direct the most significant activities of Calpian Residual Acquisition and as a result the financial results have been consolidated in the accompanying consolidated financial statements as part of the Calpian, Inc. business segment. See footnote 13 - Debt for details on CRA issued senior promissory notes and warrants.

9 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2013	$2,341,928
Goodwill recognized on acquisition - Money-on-Mobile	14,768,740
Net foreign exchange movement - Money-on-Mobile	617,106
Carrying value at March 31, 2014	17,727,774
Impairment loss - Calpian Commerce	(2,341,928)
Net foreign exchange movement - Money-on-Mobile	(752,609)
Carrying value at March 31, 2015	$14,633,237

During the fourth quarter of fiscal year 2015, Calpian Commerce sold a large percentage of its merchant processing portfolio. As part of our annual goodwill impairment test we have determined that after this asset sale, the remaining fair value of Calpian Commerce is less than its carrying value. The method used to determine the fair value was based on a weighted average of the income approach based on a discounted cash flow analysis and a market approach based on guideline public companies.

10 – OTHER INTANGIBLE ASSETS, NET

At March 31, 2015 and 2014, other intangible assets subject to amortization consisted of the following:

	2015	2014
Customer lists	$1,282,457	$1,272,266
Software development costs	1,030,896	735,499
Trademarks	50,414	51,978
Contracts	247,568	259,473
	2,611,335	2,319,216
Less accumulated amortization	(1,076,160)	(727,778)
Total	$1,535,175	$1,591,438

During the fiscal year ended March 31, 2015 the increase in software development costs is attributable to software obtained by Mobile-On-Mobile.For the years ended March 31, 2015 and 2014, the weighted average amortization period is approximately 5 years. For the years ended March 31, 2015 and 2014, amortization expense related to intangible assets was $444,425 and $141,837, respectively.

The table below provides details by year for our future amortization expense relating to other intangible assets subject to amortization:

Year ending March 31, 2016	$594,373
Year ending March 31, 2017	510,719
Year ending March 31, 2018	301,580
Year ending March 31, 2019	68,952
Year ending March 31, 2020	59,551
Total	$1,535,175

At March 31, 2015 and 2014, other intangible assets not subject to amortization consisted of the following:

	2015	2014
License	$2,488,867	$2,594,731
Trade name	990,273	1,037,892
Domain names	20,000	20,000
Total	$3,499,140	$3,652,623

The Money-on-Mobile Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will continuously renew.

11 - OTHER NON-CURRENT ASSETS

At March 31, 2015 and 2014, other non-current assets consisted of the following:

	2015	2014
Deposits held by lenders	$396,200	$395,100
Deposits held by processors	450,008	350,000
Security and vendor deposits	215,945	213,096
Total	$1,062,153	$958,196

12 - ACCRUED LIABILITIES

At March 31, 2015 and 2014, accrued liabilities consisted of the following:

	2015	2014
Interest	$329,360	$409,870
Wages and benefits	506,147	417,918
Foreign statutory fees	184,484	236,418
Bank overdraft	40,220	186,198
Legal settlement	—	150,000
Professional fees	46,712	65,650
Merchant reserves	51,494	52,994
Vendor payments	434,933	—
Other	193,106	75,695
Total	$1,786,456	$1,594,743

13 - DEBT

As of March 31, 2015 and 2014, long term debt consisted of the following:

	2015	2014
Senior credit facility	$6,600,000	$13,170,000
Senior promissory notes	4,093,162	3,000,050
Subordinated notes payable	4,800,000	4,800,000
Convertible subordinated notes	—	300,000
Union Bank of India	2,129,813	—
Subtotal	17,622,975	21,270,050
Less: debt discount	(928,903)	(634,954)
	16,694,072	20,635,096
Less: current portion	(2,736,771)	(7,260,800)
Long term debt	$13,957,301	$13,374,296

Senior Credit Facility

In November 2012, the Company entered into a $5.0 million senior credit facility, amended in March 2013 to $14.5 million.  Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in 25 equal monthly installments, plus accrued interest, until maturity in October 2017.  In addition, the facility is subject to a facility growth fees of 4% of new borrowings arranged by the lender and 2% if arranged by others.

During the years ended March 31, 2015 and 2014, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $1,359,048 and $1,812,504, respectively. For the years ended March 31, 2015 and 2014, amortized debt discount included in interest expense were $130,000 for both periods.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by certain multiples of the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets. The facility requires maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial and financial reporting covenants. The Company has obtained a covenant waiver for its financial reporting convent. In addition, the Company maintains a reserve deposit with the lender of $396,200 and $395,100 at March 31, 2015 and 2014, respectively, and is recorded in Other non-current assets in the consolidated balance sheet.

 In March 2013, the Company issued 500,000 warrants to the senior credit facility lender.  The aggregate fair value of the warrants, determined on the date of issuance using a Black Scholes valuation model was $325,000.  In March 2014, the 500,000 warrants were cancelled in conjunction with raising $3.0 million in equity financing before April 2014.

Loan origination fees related to our senior credit facility are amortized through September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the years ended March 31, 2015 and 2014, amortized financing costs included in interest expense were $216,084 for each period.

For the years ended March 31, 2015 and 2014, the Company made principal payments on the senior credit facility of $6,570,000 and $0, respectively.

Senior Promissory Notes - Calpian Residual Acquisition, LLC
Calpian Residual Acquisition, LLC issued into $3.0 million and $1.0 million senior promissory notes to three investors in February 2014 and September 2014, respectively.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  The $4.0 million notes are voluntarily convertible into common stock after December 31, 2014 at a conversion ratio of $2 per share of our common stock.

In March 2015, Calpian Residual Acquisition, LLC issued $175,000 senior promissory notes with separate investors and accrue interest at an annual rate of 8%, payable monthly in arrears. Interest only is payable through March 2016; thereafter, principal is payable evenly for 48 months through maturity, March 2020. During the year ended March 31, 2015 and 2014, interest expense related to the senior promissory notes was $438,081 and $40,000.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Period of Issue	of Warrants	Time of Issuance
Q4 2014	300,000	$297,000

Q1 2015	75,000	$60,000
Q2 2015	175,000	140,000
Q3 2015	125,000	82,246
Total - 2015	375,000	$282,246

During the years ended March 31, 2015 and 2014, debt discount accreted into interest expense was $103,846 and $0. During the years ended March 31, 2015 and 2014, the Company made principal payments on the senior promissory notes of $81,888 and 0, respectively.

Subordinated Notes Payable
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

On December 30, 2014, the Company amended the subordinated notes payable to extend the maturity to December 31, 2016.    In consideration for the maturity extension, the notes were amended to add a conversion feature, which gives the note holder the option to convert the notes at a price equal to $1.00 per share of common stock.  Furthermore, the Company has the option, upon three day prior written notice, to require the note holders to convert the outstanding principal of the note into common stock if the share price equals or exceeds $2.00 in any ninety (90) day trading period.

The Company also granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants were determined to have a fair value at the time of issuance of $442,400 using a Black Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the years ended March 31, 2015 and 2014, amortized debt discount included in interest expense were $191,967 and $179,892, respectively.
Convertible Subordinated Notes
During the year ended March 31, 2014, outstanding convertible subordinated note balances of $1,000,000 were converted into 666,667 shares of common stock. In July 2014, the outstanding convertible subordinated note balances of $300,000 were converted by the note holders into 150,000 shares of common stock at a conversion rate of $1.50 per share. For the years ended March 31, 2015 and 2014, debt discount accreted into interest expense was $250 and $45,722 respectively.  For the years ended March 31, 2015 and 2014, interest expense related to the subordinated notes payable, exclusive of debt discount accretion, was $8,500 and $645,950, respectively.
Union Bank of India
In May 2014, My Mobile Payments Limited obtained a $2,254,500 loan with Union Bank of India to purchase an office building to be used as its headquarters.  The loan is interest only for the first six months at the rate of 16% per annum.  Thereafter, the interest rate is 15% per annum, and principal and interest payments are to be made in 26 equal quarterly payments.  The loan matures in May 2021 and is collateralized by the building.

Future principal payments due under the Company’s debt, excluding debt discounts of $928,903, for the fiscal years ending March 31, is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Senior credit facility	$1,584,000	$3,168,000	$1,848,000		$—	$—	$6,600,000
Senior promissory notes	820,463	943,109	1,062,719	1,266,871	—	—	4,093,162
Subordinated notes payable	—	4,800,000	—	—	—	—	4,800,000
Bank of India	332,308	346,848	346,848	346,848	346,848	410,113	$2,129,813
	$2,736,771	$9,257,957	$3,257,567	$1,613,719	$346,848	$410,113	$17,622,975

14 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Preferred Stock
On October 3, 2013, the Company issued 550,000 shares of newly created Series B Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 650,000 Series B Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 550,000 Series B Preferred Stock were $550,000.   At March 31, 2015, all of the Series B shares had converted to common stock; consequently, there was no Series B Preferred Stock balance as of March 31, 2015.

In November and December 2013, all 550,000 shares of Series B Preferred Stock converted into 414,249 shares of common stock and the rights and preferences of the Series B Preferred were of no further effect.

In March 2014, the Company issued 1,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) pursuant to a subscription agreement for the purchase of up to 5,000 Series C Preferred Stock entered into with an accredited investor. The gross proceeds from the sale of 1,000 Series C Preferred Stock were $1,000,000.  On June 23, 2014 the Series C holder elected to convert all 1,000 Series C shares to 1,000,000 shares of Common Stock and are included in subscribed stock as of March 31, 2015.

Common Stock
Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 19,028,526 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards.

Warrants
A total of 8,728,526 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($1.26 weighted average) have been issued in connection with our financing transactions and expire as follows: 617,501 in 2016; 522,500 in 2017; 1,662,925 in 2018; 4,441,531 in 2019, and 1,484,069 in 2020.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

 The following table summarizes the changes in warrants for the years ended March 31, 2015 and 2014.

Warrants
Outstanding at March 31, 2013	3,147,393
Granted	4,441,531
Exercised	(391,920)
Expired/canceled	(912,547)
Outstanding at March 31, 2014	6,284,457
Granted	2,444,069
Exercised	—
Expired/canceled	—
Outstanding at March 31, 2015	8,728,526

For the year ended March 31, 2015 the Company granted the following warrants:

2015
Conversion from Series B convertible preferred stock	207,125
Conversion from Series C convertible preferred stock	100,000
Issued for common stock	739,446
Issued for services	22,500
Holders of senior promissory notes	375,000
Issued for subordinated debt modifications	960,000
Issued in connection with financing transaction	39,998
Total	2,444,069

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Warrants issued for services included in selling, general and administrative expenses was $13,301 and $199,361 for the years ended March 31, 2015 and 2014, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the years ended March 31, 2015 and 2014:

Warrants	2015	2014
Risk-free interest rates	1.42%	1.51%
Expected volatility	105.80%	102.20%
Dividend yields	—%	—%
Expected lives (years)	4 years	5 years

2011 Equity Incentive Plan
The 2011 Equity Incentive Plan (“Plan”) provides for issuing equity awards for an aggregate of 3.5 million shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), non-qualified stock options, share appreciation rights, performance shares, and performance units.  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock.

Stock Options
In September 2014, the Company awarded stock options for 1,360,000 shares of common stock with a fair value $818,941.  Options with a weighted-average exercise price of $1.17 per share for 1,960,000 shares were outstanding at March 31, 2015.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value was $0 and $100,000 for options outstanding at March 31, 2015 and 2014, respectively. At March 31, 2015 and 2014, outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, $1,960,000 and $700,000 options become void 90 days after termination.

We estimate the fair value of stock options granted using the Black-Scholes option valuation model .The expected life of options represents the period of time the options are expected to be outstanding and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. No forfeiture is expected when stock options are granted.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during fiscal 2015 and 2014:

Option plan	2015	2014
Risk-free interest rates	2.21%	2.02%
Expected volatility	101.770%	99.200%
Dividend yields	—%	—%
Expected lives (years)	5 years	6 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the years ended March 31, 2015 and 2014.

	Equity Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2013	1,600,000	400,000	$2.00
Granted	(900,000)	900,000
Exercised	—	—
Expired	400,000	(400,000)
Outstanding at March 31, 2014	1,100,000	900,000	$1.49
Increase in authorized shares	1,500,000
Restricted common stock issued for consulting services under the plan	(515,000)
Granted	(1,360,000)	1,360,000	$1.00
Exercised	—	—
Expired	—	—
Forfeited	300,000	(300,000)
Outstanding at March 31, 2015	1,025,000	1,960,000	$1.17

During the year ending March 31, 2015, 515,000 shares of restricted common stock with a fair value of $276,235 were issued under the 2011 Equity Incentive Plan for consulting services. Stock based compensation for options included in selling, general and administrative expenses was $1,226,838 and $175,023 for the years March 31, 2015 and 2014, respectively.

15 - EARNINGS PER SHARE

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

Our shareholder equity includes a line item for “subscribed stock", which represents shares of common stock for which we irrevocably received investors’ purchase prices but, due to administrative delays, had not issued the respective shares of common stock before the period end.  These shares have been included in the weighted average number of shares of common stock outstanding during the period for the purposes of calculating basic earnings per share.

The computation of basic and diluted loss per share as of March 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share as of March 31, 2015 and 2014 are as follows:

	2015	2014
Warrants	8,728,526	6,284,457
Stock options	1,960,000	900,000
Convertible subordinated notes	6,800,000	150,000
Total	17,488,526	7,334,457

16 - INCOME TAXES

Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2015 and 2014, no such uncertain income tax benefits were recognized.

The Company has cumulative domestic net operating losses of $(12.7) million and $(9.2) million as of March 31, 2015 and 2014, respectively.  The net operating loss carryover begins to expire in 2026 through 2034. Significant components of our deferred tax assets and liabilities were:

	2015	2014
Warrants	$1,628,402	$1,359,203
Net operating loss carryovers	5,681,218	3,157,486
Development stage losses	330,143	360,854
Residual portfolio amortization	641,147	656,327
Management equity awards	351,651	82,831
Fixed Assets	(23,990)	—
Intangibles	2,437	2,663
Goodwill	685,665	685,665
Total deferred tax assets	9,296,673	6,305,029
Valuation allowance	(9,296,673)	(6,305,029)
Net deferred tax asset	$—	$—

For fiscal year ending March 31, 2015 and 2014, there were no current or deferred tax expenses due to a full valuation allowance. The losses before income taxes and equity investment loss at the 34% federal statutory tax rate reconciles to our tax provisions:

	2015			2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Net loss before income taxes	$(5,178,791)	$(3,950,444)	$(9,129,235)	$(6,100,080)	$(858,974)	$(6,959,054)

Income tax benefit at statutory rate	(1,760,788)	(1,343,152)	(3,103,940)	(2,074,027)	(292,051)	(2,366,078)
Equity investment adjustment	126,660	—	126,660	(394,909)	—	(394,909)
Items not deductible for tax purposes	20,951	—	20,951	23,206	—	23,206
Change in valuation allowance	1,613,177	—	1,613,177	2,445,730	—	2,445,730
Rate difference in foreign jurisdiction	—	1,570,328	1,570,328	—	292,051	292,051
Income tax expense	$—	$227,176	$227,176	$—	$—	$—

The provision for income taxes is due entirely to MMPL and is payable to the Indian Government.

Prior to the Money-on-Mobile acquisition on January 7, 2014, Calpian owned 49.9% of DPPL, a loss company at the time of the acquisition. As a result of this acquisition we obtained certain net operating losses. These loss carryforwards were subject to IRC Section 382 of the Code which may limit the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership). We do not expect the IRC Section 382 limitation to materially impact the deferred tax asset as it relates to the NOL.

17 - RELATED PARTIES

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2015 and 2014, amounts due to ART were $181,856 and $155,786, respectively, and is included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two years management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $535,630 and $449,500 as of March 31, 2015 and 2014, respectively, and is accrued for in Related party payables in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in Money-on-Mobile.  The unsecured loan is payable on demand and does not accrue interest.  As of March 31, 2015, the Company has repaid the entire loan.

Cagan Capital, LLC
In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the Board of Directors.  In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2015 or 2014 and interest paid at 12% per annum totaled $110,000 in 2015 and $80,000 in 2014.

In 2014, Mr. Cagan purchased $1.0 million of CRA secured promissory notes payable and warrants to purchase up to 175,000 shares of Calpian common stock at $0.01 per share. The outstanding principal amount of this loan may be converted to Calpian common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. CRA promissory note principal payments were made in the amount of $32,833.35 in 2015 and interest paid at 12% per annum totaled $119,837 as of March 31, 2015. No payment was made in 2014.

Happy Cellular Services Limited

The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for Money-on-Mobile. For information on our investment in Happy Cellular see Footnote 8 - Equity Investments and Variable Interest Entities.

18 - COMMITTMENTS AND CONTINGENCIES

LITIGATION

National Bankcard Systems, Inc.
On September 18, 2012, National Bankcard Systems, Inc. ("NBS") filed suit in the District Court of Dallas County, Texas against Calpian Residual Partners V, LP (“CRPV”) and Calpian alleging breach of the Residual Purchase Agreement dated November 4, 2008, between CRPV and NBS and certain other improprieties by CRPV.  Plaintiff has alleged damages on the date the suit was filed of $729,000 including unpaid merchant servicing fees, compensation for residuals added after Calpian acquired the portfolio, and attorney fees.  Plaintiff further alleges that damages continue to grow, but will not specify an amount.  Craig Jessen, our President, and Harold Montgomery, our CEO, are members of our Board of Directors and substantial shareholders of Calpian, and are executive officers of CRPV, but CRPV is not otherwise an affiliate of Calpian.  Each of the Residual Purchase Agreement and the related alleged improprieties of CRPV arose prior to Calpian's acquisition of the underlying residual portfolio on December 31, 2010.  On October 23, 2013, a final settlement agreement was reached in the amount of $250,000 ($100,000 payable within ten business days of date of final settlement agreement and $30,000 per month thereafter).  During 2014, $100,000 of the settlement was paid, with the remaining $150,000 paid in 2015.

Other
During March 2015, the Calpian Commerce received cash payment of approximately $340,000 in relation to a recovery of disputed processing fees. This was a one-time settlement and was recorded to gain on legal settlement in the consolidated statements of operations and comprehensive loss.

19 - BUSINESS SEGMENT INFORMATION

Management measures each of our business segments based on pretax results of operations using accounting policies consistent in all material respects with those described in Note 2 - Summary of Significant Accounting Policies.  No inter-segment revenue is recorded. The Company operates three business segments:

(1) Calpian, Inc., which acquires recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the U.S.; and
(2) Calpian Commerce, an independent sales organization in the U.S. with merchant servicing revenue streams; and
(3) Money-on-Mobile, which offers a mobile wallet service which can be used to pay for goods and services from the mobile phone as well as making other financial transactions such as sending or receiving money in India.

Our segments generally align with our revenue streams on the consolidated income statements, except for certain residual portfolio revenue generated in Calpian Commerce rather than in Calpian, Inc. For the year ended March 31, 2015 and 2014, residual portfolio revenue recorded in Calpian Commerce was $0.9 million and $0.9 million, respectively.

Management’s approach of organizing its segments is based on the way to best make operating decisions and assessing performance. During fiscal year 2015, a Calpian Commerce merchant portfolio was sold for cash proceeds of $3.7 million and resulted in a gain on sale of $2.4 million. As this segment is not in the business of selling portfolios, and to allow investors to better assess prospects for future cash flows, the relating gain on sale has been inter-company transferred to Calpian, Inc.. In addition, Calpian Inc. sold a portion of its residual portfolio assets for cash proceeds of $3.8 million and resulted in a gain on sale of $2.9 million.

The following tables presents operating information by segment, reconciled to our consolidated loss before income taxes and equity investment loss, and segment assets.  Information about our equity investee is included in Note 8 - Equity Investments and VIEs.

	March 31,	March 31,
	2015	2014
Total assets: (Segment - Geographic Area)
Calpian, Inc. - U.S.	$6,011,330	$12,293,213
Calpian Commerce - U.S.	4,665,674	9,328,208
Money-on-Mobile - India	29,112,997	26,510,265
	$39,790,001	$48,131,686
Goodwill:
Calpian Commerce	$—	$2,341,928
Money-on-Mobile	14,633,237	15,385,846	(1)
	$14,633,237	$17,727,774

(1) During the 4th quarter 2015, the Company changed its presentation for Goodwill and Intangible Assets for Money-on-Mobile due to identifying additional intangible assets apart from goodwill once we finalized our acquisition accounting. For comparable purposes, prior year presentation of Money-on-Mobile's Goodwill and Intangible Assets have been restated. For more information on this change in classification refer to Note 3: Business Acquisitions in the Company's Consolidated Financial Statements.

	Year Ended
	March 31,
	2015	2014
Revenue, net:
Calpian, Inc.	$2,834,625	$2,922,583
Calpian Commerce	19,390,098	22,255,362
Money-on-Mobile	5,773,394	953,319	(1)
	$27,998,117	$26,131,264
Cost of revenues:
Calpian, Inc.	$1,190,972	$1,172,438
Calpian Commerce	15,034,004	16,954,725
Money-on-Mobile	3,516,553	445,391	(1)
	$19,741,529	$18,572,554
Gross profit:
Calpian, Inc.	$1,643,653	$1,750,145
Calpian Commerce	4,356,094	5,300,637
Money-on-Mobile	2,256,841	507,928
	$8,256,588	$7,558,710
Purchases of property and equipment:
Calpian, Inc.	$4,848	$—
Calpian Commerce	44,877	181,014
Money-on-Mobile	4,065,232	61,482
	$4,114,957	$242,496
Depreciation and amortization (excluding portfolio amortization):
Calpian, Inc.	$15,798	$6,719
Calpian Commerce	160,615	121,927
Money-on-Mobile	528,340	98,675
	$704,753	$227,321
Interest expense:
Calpian, Inc.	$1,788,807	$1,797,920
Calpian Commerce	1,267,374	1,345,697
Money-on-Mobile	69,869	3,950
	$3,126,050	$3,147,567
Net loss:
Calpian, Inc.	$(1,546,231)	$(5,182,171)
Calpian Commerce	(3,632,560)	(917,909)
Money-on-Mobile	(4,177,620)	(858,974)
	$(9,356,411)	$(6,959,054)

(1) During the 4th quarter 2015, the Company changed its presentation for reporting its Money-on-Mobile for certain revenue transactions from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of Money-on-Mobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Consolidated Financial Statements.

20 - SUPPLEMENTAL CASH FLOW INFOMATION

The table below provides a summary of non-cash activities:

	Year Ended
	March 31,
	2015	2014
Common stock issued to acquire equity investment	$—	$1,504,074
Common stock issued in exchange for residual portfolios	3,150	14,880
Warrants issued as part of debt financings	—	392
Subordinated debt converted to common stock	300,000	1,050,703
Issuance of warrants with debt	704,646	297,000
Series B preferred stock converted to common stock	—	550
Common Stock issued in exchange for deferred consulting	276,750	480,000
Interest Paid, net of amounts capitalized	2,579,757	2,250,161
Taxes Paid	—	—

21 - SUBSEQUENT EVENTS

Sale of Equity Securities

On July 27, 2015, the Company issued and sold, pursuant to a subscription agreement, 1,250,000 units (a “Unit”), to an accredited investor. Each Unit consisted of i) one share of Common Stock and ii) a five-year warrant to purchase one half (0.5) of one share of Common Stock at $0.75 per share. The Units were offered at a purchase price of $0.60 per Unit. Accordingly, the Company received gross proceeds of $750,000. The Company used these proceeds to pay a $750,000 portion of the Accredited Investor Debt. The Company applied the gross proceeds specifically to payment of the Accrued Interest, the Note in the principal amount of $500,000 and a $100,000 portion of the Note in the principal amount of $1,000,000. The remaining outstanding principal of the Notes is $900,000, which constitutes all remaining Accredited Investor Debt.

Additionally, subsequent to the period covered by this Annual Report, the Company completed a series of additional closings of its private placement of equity pursuant to which it sold 4,085,418 units (a "Unit"). Each Unit consisted of i) one share of Common Stock and ii) a five-year warrant to purchase on half (1/2) of one share of Common Stock at $0.75 per share. The Units were offered at a purchase price of $0.60 per Unit. Accordingly, the Company sold 4,085,418 shares of Common Stock and warrants to purchase 2,042,711 shares of Common Stock and received gross proceeds of $2,451,251.

During the same period, the Company issued 985,000 shares of common stock at prices ranging from $0.43-$0.66 per share for advisory services. The Company also issued five-year warrants to purchase up to 879,250 shares of common stock from $0.60 - $0.75 for consulting services.

Securities Exchange Agreement

On July 31, 2015, the Company entered into a Securities Exchange Agreement with the Investor to exchange an aggregate principal amount of $1,000,000 of the Original Notes in a Section 3(a)(9) transaction. Pursuant to the Exchange Agreement, the Company issued the Investor i) 1,683,334 shares of the Company’s common stock, $0.001 per share; ii) five-year warrants to purchase eight hundred thirty-three thousand three hundred thirty four (833,334) shares of Common Stock at $0.75 per share; and iii) a further one hundred and fifty-five thousand one hundred fourteen (155,114) five-year warrants to purchase shares of Common Stock at $0.75 per share. Pursuant to the Exchange Agreement, an aggregate principal amount of the $1,000,000 of the Original Notes was canceled.

On September 30, 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), which Agreement was made effective as of September 17, 2015, the date on which the Company received $2,000,000, and issued a convertible promissory note (the “Note”) secured by all the assets of the Company (the “Collateral”). Pursuant to the Agreement, Hall has the option to convert outstanding principal and unpaid accrued interest of the

Note at a price per share equal to the lower of (a) $0.60 or (b) 85% of the average volume weighted price of the Company’s common stock for the ten trading days preceding the date on which Hall gives written notice of conversion to the Company. Events of default under the Agreement include, but are not limited to, the Company defaulting in the payment of any part of the principal or unpaid accrued interest on the Note and failing to cure such breach within five days after receipt of written notice thereof from Hall; the Company filing a voluntary petition for bankruptcy; the Company’s senior secured debt not being paid in full by October 31, 2015; and the Company materially defaulting in the performance of any of its covenants contained in the Agreement or the Note. In the event of a default, Hall may seek standard remedies, and the conversion price at which Hall has the option to convert the Note will be reduced. The Company has obtained a waiver of default from Hall as the Company's senior secured debt is not yet paid in full.

On September 30, 2015, the Company also entered into a Collateral Exclusion Agreement (the “Collateral Exclusion Agreement”) with Hall and Granite Hill Capital Ventures, LLC, the Company’s senior lender (the “Senior Lender”), whereby the Senior Lender agreed that its prior security interest will not attach to the Loan Proceeds and certain equity interests in the Company’s subsidiary.

On September 30, 2015, the Company and Hall entered into subordination agreements with the Company’s other creditors (the “Subordination Agreements”, and with the Agreement, the Note, and the Collateral Exclusion Agreement, the “Agreements”), pursuant to which the other creditors agreed to subordinate to Hall any interest in the Collateral.

Assets held for sale

The Company is in process of divesting its Calpian Commerce business segment and certain U.S. residual portfolio assets of Calpian, Inc. ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. These criteria were achieved in June 2015. As the criteria were met after March 31, 2015, but before the financial statements were issued, the Company's long-lived assets continue to be classified as held and used in these financial statements for the year ending March 31, 2015. The expectation by the Company is that the sale will likely occur during the 3rd quarter of fiscal year 2016.

ITEM 9    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A    CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended June 30, 2013, the Company put in place various internal procedures, systems, controls and checks and balances in order to avoid the recurrence of any events or circumstances that led to the conclusion that the Company’s disclosure controls and procedures were ineffective as of June 30, 2013.  Although the Company’s management believes that the corrective measures already put in place has improved, and those it continues to implement will improve, the design of the Company’s internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer believes it is necessary to evaluate the efficacy of the corrective measure at a date subsequent to March 31, 2015 before it can determine whether the improvements resulted in effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015, because of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the twelve months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of March 31, 2015. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of March 31, 2015, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) accounting and disclosures related to gross versus net revenue presentation.  Management has concluded that, as of March 31, 2015, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

ITEM 9B OTHER INFORMATION

On March 31, 2015, My Mobile Payments Limited has agreed to sell its business to Digital Payments Processing Limited. As MMPL and DDPL are part of the January 6th step-up acquisition, this business transfer agreement represented only an additional ownership being obtained as control of MMPL has been maintained. As such, no gain or loss is recorded on this transaction.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors And Executive Officers

The following table lists our directors and executive officers, their respective positions and offices, and the respective dates they were first elected or appointed.

Elected Or
Name	Position And Office	Appointed

Harold H. Montgomery	Director, Chairman of the Board, Chief Executive Officer, and Secretary	April 23, 2010
Craig A. Jessen	Director and President	April 23, 2010
Laird Q. Cagan	Director	April 23, 2010
Shashank M. Joshi	Director	December 5, 2012
Scott S. Arey	Chief Financial Officer	October 1, 2013

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary
Mr. Montgomery, age 56, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited, a majority-owned subsidiary, and a member of the board of directors of My Mobile Payments Limited (“Money-on-Mobile”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

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

Mr. Montgomery has served as an industry expert for the Federal Reserve Bank of Philadelphia Payment Card Center and the U.S. Congress as an expert witness for credit card reform legislation.  He is a widely known industry authority, a speaker at regional and national trade shows and has written over 120 articles for Transaction World Magazine.

Mr. Montgomery attended St. Mark’s School of Texas and Stanford University where he received a BA (International Relations) in 1982 and an MBA in 1985.

Mr. Montgomery brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

Craig A. Jessen, Director and President
Mr. Jessen, age 57, has been a Director and President of the Company since April 2010.  From 2001 to 2009, he served as President and Chief Operating Officer of ART.  While an employee of ART Holdings, Inc. (“ART”), Mr. Jessen was the executive responsible for the acquisitions and integrations of Checktronic (1993) and Cash Lane (1999).  Mr. Jessen was involved in the launch and conduct of ART’s merchant credit card processing business.  At ART, Mr. Jessen analyzed, underwrote, and closed over 200 residual portfolio acquisitions totaling $60.0 million in value resulting in a combined portfolio of nearly 37,000 merchants, $16.0 million of net annual revenue, and $11.0 million in cash flow.  In addition, while at ART, he provided advice to ISOs and agents in multiple business areas including risk management, customer service, sales channel profitability, sales efficiency, processing contracts, pricing, attrition, work flow, and staffing level.  Mr. Jessen continues to serve ART as a director and executive officer.  Mr. Jessen’s earlier employment included: from 1987 to 1990, Transport Insurance Company, an insurance company with offices in Dallas, Texas; from 1984 to 1986, InterFirst Corporation, a multibank holding company headquartered in Dallas, Texas; from 1978 to 1984, United Parcel Service, a worldwide shipping, freight, logistics, and supply chain management company out of its Dallas, Texas office.

Mr. Jessen earned his BBA from the University of Texas at Arlington in 1984 and his MBA from Southern Methodist University in 1987.

Mr. Jessen brings to the Board of Directors extensive experience in the payment processing industry as well as extensive experience acquiring residual portfolios.

Laird Q. Cagan, Director
Mr. Cagan, age 56, has been a Director of the Company since April 2010.  Mr. Cagan is a co-founder and Managing Director of Cagan McAfee Capital Partners, LLC ("CMCP"), an investment company based in Cupertino, California he formed in 2001.  From 2004 until 2008, Mr. Cagan was Managing Director of Chadbourn Securities, Inc.  In 2008, Chadbourn was absorbed by Colorado Financial Services Corporation (“CFSC”) at which time Mr. Cagan became a registered representative and principal of CFSC serving in that capacity until 2012.  He holds Series 7, 63, and 24 licenses, but is not currently registered with any broker-dealer.  He also continues to serve as President of Cagan Capital, LLC (“CCLLC”), an investment company he formed in 1990, the operation of which transitioned into CMCP.  Mr. Cagan serves on the boards of directors of Evolution Petroleum, Inc. and Blue Earth, Inc.  Previously, he served on the boards of directors of Aemetis (formerly AE BioFuels), Camac Energy (formerly Pacific Asia Petroleum), Fortes Financial Corporation, TWL Corporation,  Tombstone Exploration Corporation, World Sage, Inc., and Global Carbon Group LLC.

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

Shashank M. Joshi, Director
Mr. Joshi, age 42, was appointed to our Board of Directors in December 2012.  He is a Founder and Managing Director of Digital Payments Processing Limited, our majority-owned subsidiary, and its affiliate, My Mobile Payments Limited.  Mr. Shashank has over 18 years of professional experience in the areas of IT and ITES, outsourcing, and transition and management consulting.  During the last 10 years, he has been an entrepreneur and pioneer in the successful execution of merchant cash advance and merchant processing businesses in the U.S. through an offshore operation in India.  Mr. Shashank has cross-border global experience of more than six years in simplifying payments.   He also specializes in motivational and leadership training.  Mr. Shashank holds a degree in Mechanical Engineering from Maharashtra Institute of Technology.

Scott S. Arey, Chief Financial Officer

Mr. Scott S. Arey, age 53, was appointed as our Chief Financial Officer (Principal Financial and Principal Accounting Officer) in October 2013.  From 2009 to 2013, Mr. Arey was Chief Financial Officer and Corporate Secretary of Alsbridge, Inc., a provider of IT sourcing advisory and benchmarking services to C-level executives.  From 2007 to 2009, Mr. Arey was CFO of Journey Education Marketing, a multi-channel software marketer to the K-12 and post secondary academic markets.  Mr. Arey started his career with KPMG Peat Marwick.

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

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of the our shares that no other reports were required, we believe all parties complied during fiscal year 2015 with the reporting requirements of Section 16(a) of the Exchange Act except as follows:.

	Number Of
Director, Officer, Or Beneficial Owner	Late Reports	Transactions
Harold H. Montgomery	2	2
Laird Q. Cagan	5	5

A Form 5 was filed for Mr. Cagan on 6/18/2015 reporting all late filings. A Form 5 was filed for Mr. Montgomery on 6/23/2015 reporting all late filings.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our Principal Executive Officer and the two most highly compensated other executive officers whose total compensation exceeds $100,000 for the years ended March 31, 2015 and 2014.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

			Option
Name and Principal Position	Year	Salary	Awards (1)	Total
Harold H. Montgomery	2015	$300,000	$—	$300,000
Chairman of the Board and Chief Executive Officer	2014	300,000	—	300,000
Scott S. Arey	2015	$225,000	$269,280	$494,280
Chief Financial Officer (from 10/1/13)	2014	112,500	33,660	146,160
Dave Pilotte, Chief Financial Officer (through 9/30/13)	2014	$200,000	$114,380	$314,380
Craig A. Jessen	2015	$300,000	$—	$300,000
Director and President	2014	300,000	—	300,000
(1) – The expense recognized by the Company during the relating fiscal year in accordance with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

Outstanding Equity Awards

The following table shows certain information concerning outstanding stock options as of March 31, 2015, for our named executive officers.

	Number Of Securities Underlying Options (#)	Option Exercise	Option
Name	Exercisable	Price ($)	Expiration Date
Scott S. Arey	400,000	$1.35	September 18, 2023 (1)
(1) – Become void if services are earlier terminated.

Directors’ Compensation

Directors are not separately compensated for their services as board members.

Compensation Committee Interlocks and Insider Participation

In matters involving our directors and their separate interests, only disinterested directors vote.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.  In the following tables, the “Percent Of Class” is based on 23,915,806 issued and outstanding shares of our common stock as of March 31, 2015.

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of March 31, 2015, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of Shares Beneficially	Percent
Name And Address Of Beneficial Owner	Owned	Of Class
Mangesh Moghe (1)	3,661,540	8.96%
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

	Number Of Shares Beneficially	Percent
Name Of Beneficial Owner	Owned	Of Class
Harold H. Montgomery (1)	5,155,287 (1)	12.62%
Craig A. Jessen (2)	3,300,000 (2)	8.08%
Laird Q. Cagan (3)	3,802,859 (3)	9.31%
Shashank M. Joshi	—	—%
Scott Arey (4)	183,334 (4)	0.45%
All Named Executive Officers and Directors as a group (five persons)	12,441,480	30.46%

Greater than 5% Shareholders
SVR Global Limited	3,661,540	8.96%

(1) - Comprised of: (i) 1,090,000 shares directly by Harold Montgomery; (ii) 3,810,000 shares held in an IRA for the benefit of Mr. Montgomery; (iii) 47,242 shares owned by the Molly Ann Montgomery 1995 Trust and 47,242 shares owned by the Philip Graham Montgomery 1997 Trust, trusts for the benefit of Mr. Montgomery’s children for which Mr. Montgomery is trustee; (iv) 150,000 shares owned by Montgomery Investments, L.P. (the “LP”); and (v) 100,000 shares owned by the Montgomery Non-Exempt Marital Trust, under trust dated January 1, 2007, (the “Trust”).  Mr. Montgomery is a limited partner in the LP.  The general partner of LP is a member of Mr. Montgomery’s immediate family.  Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust.  Mr. Montgomery disclaims beneficial ownership of all of the foregoing securities except to the extent of his pecuniary interest therein.

(2) - Shares held in an IRA for the benefit of Mr. Jessen.

(3) - Comprised of: (i) 1,640,000 shares held in an IRA for the benefit of Mr. Cagan; and (ii) 1,184,000 shares held in an IRA for the benefit of Mr. Cagan’s spouse; (iii) 16,000 shares held by The Cagan-Wolfenbarger Family Trust; and (iv) 587,859 shares issuable on exercise of immediately exercisable warrants beneficially owned by Mr. Cagan.

(4) - Comprised of: (i) 33,334 shares directly held by Scott Arey; (ii) 25,000 shares issuable upon exercise of immediately exercisable warrants beneficially owned by Mr. Arey; and (iii) 125,000 shares issuable upon exercise of immediately exercisable options.

Equity Compensation Plan Information

The information under the caption “Shares Authorized For Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Annual Report is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2015 and 2014, amounts due to ART were $181,856 and $155,786, respectively, and is included in ‘Related party payables’ in the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $535,630 and $449,500 as of March 31, 2015 and 2014, respectively, and is accrued for in ‘Related party payables’ in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in Money-on-Mobile.  The unsecured loan is payable on demand and does not accrue interest.  As of March 31, 2015, the Company repaid the loan during fiscal year 2015.

Financing and Equity Transactions

Cagan Capital, LLC
In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the Board of Directors.  In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2015 or 2014 and interest paid at 12% per annum totaled $110,000 in 2015 and $80,000 in 2014.

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.  In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2015 or 2014 and interest paid at 12% per annum totaled $110,000 in 2015 and $80,000 in 2014.

In 2014, Mr. Cagan purchased $1.0 million of CRA secured promissory notes payable and warrants to purchase up to 175,000 shares of Calpian common stock at $0.01 per share. The outstanding principal amount of this loan may be converted to Calpian, Inc. common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. CRA promissory note principal payments were made in the amount of $32,833.35 in 2015 and interest paid at 12% per annum totaled $119,837 as of March 31, 2015.

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Liggett, Vogt & Webb P.A., our independent registered public accounting firm. On February 2, 2015 the Company changed auditors from Montgomery Coscia Greilich LLP to Liggett, Vogt & Webb P.A.

For the year ended March 31, 2015, audit fees of $134,515 related to Liggett, Vogt & Webb P.A.. The remaining $64,205 related to audit fees paid to our predecessor auditor Montgomery Coscia Greilich LLP.  For the year ended March 31, 2014, audit fees of $182,700 were paid to Montgomery Coscia Greilich LLP.

	2015	2014
Audit fees (1)	$198,720	$182,700
Audit-related fees (2)	—	124,519
Total fees	$198,720	$307,219

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.
(2) – Audit-related fees related primarily to due diligence performed by Montgomery Coscia Greilich LLP.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for 2015 and 2014.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

Balance sheets as of March 31, 2015 and 2014
Statements of Comprehensive Loss for the years ended March 31, 2015 and 2014
Statements of Cash Flows for the years ended March 31, 2015 and 2014
Statements of Shareholders’ Equity for the years ended March 31, 2015 and 2014

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

CALPIAN, INC.
(Registrant)

November 30, 2015	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	November 30, 2015
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	November 30, 2015
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	November 30, 2015
Scott S. Arey	and accounting officer)

/s/ Craig A. Jessen	Director and President	November 30, 2015
Craig A. Jessen

/s/ Laird Q. Cagan	Director	November 30, 2015
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	November 30, 2015
Shashank M. Joshi

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26

	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
(21)	List of Subsidiaries
	21.1	List of subsidiaries *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance *
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.