Form 10-Q
period 2015-06-30
Calpian, Inc.
filed 2016-02-09
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of February 3, 2016 was 51,786,368.

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our,” and its wholly-owned United States subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), and its partially-owned joint venture, Calpian Residual Acquisition, L.L.C, and majority-owned Indian Money-on-Mobile enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL") and Payblox Technologies (India) Private Limited ("Payblox").
FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
This Quarterly Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions. In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof.  If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business also may be wrong.  There can be no assurances any of our estimates as to our business growth will be achieved.

PART I - FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$755,667	$1,095,827
Due from distributors	820,625	684,210
Advances to aggregators	3,647,895	3,288,850
Current assets - discontinued operations	8,940,776	9,386,819
Other current assets	1,550,828	1,122,735
Total current assets	15,715,791	15,578,441
Property and equipment, net	3,771,435	3,890,064
Equity investments	431,227	442,888
Goodwill	14,358,864	14,633,237
Other intangible assets, net	4,666,504	4,937,104
Other non-current assets	257,215	308,267
Total assets	$39,201,036	$39,790,001
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and Accrued liabilities	$3,438,926	$2,540,112
Related party payables	768,317	717,486
Current portion of long-term debt	32,221	332,308
Advances from distributors	783,875	658,346
Current liabilities - discontinued operations	9,687,451	9,714,732
Total current liabilities	14,710,790	13,962,984
Long-term debt	7,451,806	7,172,481
Other non-current liabilities	57,052	176,270
Total liabilities	22,219,648	21,311,735
Commitments and contingencies
Shareholders' Equity
Common stock 200,000,000 shares authorized, 42,266,099 and 39,314,015 shares issued and outstanding as of June 30 and March 31, 2015, respectively	42,266	39,314
Stock subscribed 1,533,600 shares issued and outstanding as of June 30 and March 31, 2015, respectively	1,534	1,534
Additional paid-in capital	38,011,322	35,982,933
Accumulated deficit	(26,464,203)	(24,136,830)
Cumulative other comprehensive loss	(1,126,501)	(499,383)
Total Calpian, Inc. Shareholders’ Equity	10,464,418	11,387,568
Noncontrolling interest	6,516,970	7,090,698
Total shareholders' equity	16,981,388	18,478,266
Total liabilities and shareholders' equity	$39,201,036	$39,790,001

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
		Restated
Revenues
Money-on-Mobile, net	$1,273,242	$890,848
Cost of revenues
Money-on-Mobile	749,417	484,261
Gross profit	523,825	406,587
General and administrative expenses
Salaries and wages	803,541	646,333
Selling, general and administrative	1,676,274	2,411,207
Depreciation and amortization	243,276	100,522
Total general and administrative	2,723,091	3,158,062
Operating loss	(2,199,266)	(2,751,475)
Other income (expenses)
Interest expense	(400,268)	(363,173)
Equity investment gain	9,514	818
Total other income (expenses)	(390,754)	(362,355)
Loss from continuing operations, before income taxes	(2,590,020)	(3,113,830)
Income tax expense	—	—
Loss from continuing operations	(2,590,020)	(3,113,830)
Loss from discontinued operations, net of tax	(102,744)	(68,842)
Net loss	(2,692,764)	(3,182,672)
Net loss attributable to noncontrolling interest	(365,391)	(598,521)
Net loss attributable to Calpian, Inc. shareholders	$(2,327,373)	$(2,584,151)
Other comprehensive loss:
Currency translation adjustments, net of tax	(627,118)	(53,573)
Total comprehensive loss	$(3,319,882)	$(3,236,245)
Comprehensive (loss) attributable to:
Noncontrolling interest	(546,107)	(614,116)
Calpian, Inc. shareholders	(2,773,775)	(2,622,129)
Net loss per share from continuing operations	$(0.06)	$(0.08)
Net loss per share from discontinued operations	$—	$—
Net loss per share, basic and diluted	$(0.07)	$(0.08)
Weighted average number of shares outstanding, basic and diluted	40,816,438	37,905,071

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(2,692,764)	$(3,182,672)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	54,021	54,021
Portfolio amortization	432,075	548,429
Subordinated note discount amortization	119,893	99,142
Depreciation and amortization	326,530	144,491
Gain on sale of assets and equity investment income	(89,506)	(818)
Stock based compensation	124,375	38,284
Deferred consulting fee amortization	121,820	165,327
Equity awards issued for services	465,126	49,999
Changes in operating assets and liabilities:
Accounts receivable	209,960	(295,081)
Due from distributors	(181,283)	59,485
Advances to aggregators	(423,390)	—
Other assets	(276,451)	(119,634)
Related party payables	166,532	(210,566)
Accounts payable and accrued liabilities	582,020	(740,061)
Advances from distributors	138,751	(199,447)
Net cash (used in) operating activities	(922,291)	(3,589,101)
INVESTING ACTIVITIES
Contribution to equity method investment	17,400	(291,710)
Investment in residual portfolios	—	(883,400)
Purchases of property and equipment	(16,418)	(3,472,543)
Acquisition of intangible assets	(36,976)	(50,470)
Net cash (used in) investing activities	(35,994)	(4,698,123)
FINANCING ACTIVITIES
Payments on notes payable and bank loan	(2,287,986)	—
Issuance of common stock and warrants	880,241	3,252,280
Proceeds from long-term debt	2,275,832	2,254,500
Payments on deferred financing fees	—	(239,889)
Net cash provided by financing activities	868,087	5,266,891
Foreign currency effect on cash flows	(20,559)	(23,289)
Net change in cash and cash equivalents	(110,757)	(3,043,622)
Cash and cash equivalents at beginning of year	1,293,461	8,078,505
Cash and cash equivalents at end of the period	$1,182,704	$5,034,883
Cash and cash equivalents at end of the period - discontinued operations	$427,037	$197,634

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2015. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Disposition of Assets
On November 30, 2015, CLPI consummated the sale of Calpian Commerce, Inc. and certain portfolio assets of CLPI and CRA. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our condensed unaudited consolidated balance sheet as of June 30, 2015. See note 14 - Discontinued Operations for additional information.

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(2,692,764) for the three months ended June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to further grow and expand its mobile payment processing operations in India. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets
Intangible assets consist of software (excluding computer software), customer lists, trademarks, distributor contracts and domain names acquired through business combinations, or consists of software developed or obtained for internal use, as well as software intended for resale. Costs to develop internal use computer software during the application development stage are capitalized on a per project basis. Capitalized finite-lived intangible assets are amortized on a straight line basis over its useful life. Indefinite-lived assets are not amortized, but reviewed at least annually for potential impairment.
The weighted average amortization period is five years for customer lists, acquisition costs and trademarks, five years for internal use software, and domain names are not amortized.
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the quarters ended June 30, 2015 and 2014.

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

Distributors often keep a prepaid balance with Money-on-Mobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of June 30 and March 31, 2015, advances from distributors was $783,875 and $658,346, respectively.
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

Restatement - Gross vs. Net Revenue Presentation
During the fourth quarter of fiscal year 2015, we restated certain aspects of our Statements of Operations presentation. We changed our reporting of certain Money-on-Mobile revenue transactions from a Gross to Net basis. Historically, we reported these transactions as revenue based on the total amounts billed to consumers. This change resulted in a reduction of previously reported revenue and corresponding reductions in cost of revenue during the quarter ended June 30, 2014. The change in Statements of Operations and Comprehensive Loss presentation had no effect on pre-tax loss or net loss for any period presented. Additionally, the Company's total assets, liabilities, stockholders equity, and cash flow from operations, investing and financing all remained unchanged for the three months ended June 30, 2014.

The determination to record revenue on a Gross vs. Net basis is a matter of significant professional judgment that is dependent upon the relevant facts and circumstances of each specific business. The presentation changes made to prior year amounts do not impact in any respect the scope or nature of the operations of Money-On-Mobile. The effects of this reclassification of Money-on-Mobile transactions are isolated to only Revenue and Cost of Sales line items within the accompanying Unaudited Condensed Consolidated Statement of Operations and are disclosed as follows:

	Three Months Ended
	June 30, 2014
	Previously Reported	Adjustment	As Adjusted
Money-on-Mobile
Revenue, net	$40,160,909	$(39,270,061)	$890,848
Cost of revenues	39,754,322	(39,270,061)	484,261
Gross Profit	$406,587	$—	$406,587

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there is no claims that had a material effect on the Company.

Recently Issued Accounting Standards
There are no recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

3 - BUSINESS ACQUISITIONS

Money-on-Mobile

On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the Money-on-Mobile enterprise and triggering step acquisition accounting.  At June 30 and March 31, 2015, the Company’s ownership in DPPL was 77.3% for both periods. During the three months ended June 30, 2015, the additional investment made to Money-on-Mobile totaled $2,285,240.

4 - OTHER CURRENT ASSETS

At June 30 and March, 31, 2015, other current assets consisted of the following:

	June, 30	March, 31
	2015	2015
Current portion of deferred financing fees	$216,084	$216,084
Deferred consulting fees	388,641	242,399
Advance payments for foreign taxes	374,358	451,213
Prepaid insurance and other	571,745	213,039
Total	$1,550,828	$1,122,735

5 - PROPERTY AND EQUIPMENT

At June 30, and March 31, 2015, property and equipment consisted of the following:

	June, 30	March, 31
	2015	2015
Building	$3,805,644	$3,805,644
Equipment	221,465	285,917
Furniture and fixtures	47,191	47,191
Subtotal	4,074,300	4,138,752
Less accumulated depreciation	(302,865)	(248,688)
Property and equipment, net	$3,771,435	$3,890,064

For the quarters ended June 30, 2015 and 2014, depreciation expense was $79,325 and $26,327, respectively.

6 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2015	$14,633,237
Net foreign exchange movement	(274,373)
Carrying value at June 30, 2015	$14,358,864

7 – INTANGIBLE ASSETS

At June 30 and March 31, 2015, intangible assets subject to amortization consisted of the following:

	June, 30	March, 31
	2015	2015
Customer lists	$1,258,411	$1,282,457
Software development costs	825,059	840,824
Trademarks	30,712	31,299
Contracts	242,926	247,568
	2,357,108	2,402,148
Less accumulated amortization	(1,114,510)	(954,184)
Total	$1,242,598	$1,447,964
For the quarters ended June 30, 2015 and 2014, the weighted average amortization period is approximately 5 years. For the quarters ended June 30, 2015 and 2014, amortization expense related to intangible assets was $160,326 and $42,720, respectively.

At June 30 and March 31, 2015, intangible assets not subject to amortization consisted of the following:

	June, 30	March, 31
	2015	2015
License	$2,442,201	$2,488,867
Trade name	971,705	990,273
Domain names	10,000	10,000
Total	$3,423,906	$3,489,140

The Money-on-Mobile Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will attempt to continuously renew.

8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2015	2015
Accounts payable	$1,461,949	$1,255,085
Interest	336,750	227,250
Wages and benefits	506,147	277,248
Foreign statutory fees	184,484	184,484
Vendor payments and other	949,596	596,045
Total	$3,438,926	$2,540,112

9 - DEBT

As of June 30 and March 31, 2015, long term debt consisted of the following:

	June 30,	March 31,
	2015	2015
Senior promissory notes	$909,693	$1,093,162
Subordinated notes payable	4,800,000	4,800,000
India Office Building Mortgage	2,227,886	2,129,813
Less: debt discount	(453,552)	(518,186)
	7,484,027	7,504,789
Less: current portion	(32,221)	(332,308)
Long term debt	$7,451,806	$7,172,481

Senior Credit Facility
Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in 25 equal monthly installments, plus accrued interest, until maturity in October 2017.  During the three months ended June 30, 2015 and 2014, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $217,800 and $434,610, respectively. During the three months ended June 30, 2015 and 2014, amortized debt discount included in interest expense were $32,500 for both periods.

Additional borrowings under the senior credit facility are limited to the acquisition of credit card residuals in the United States.  Qualifying borrowing amounts are also limited by certain multiples of the expected monthly gross cash flow of the residuals, as measured immediately following the acquisition.  The senior credit facility is secured by substantially all of the Company’s assets. The facility requires maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial and financial reporting covenants. The Company has obtained a covenant waiver for its financial reporting convent. In addition, the Company maintains a reserve deposit with the lender of $396,200 at June 30 and March 31, 2015, respectively, and is recorded in Other non-current assets in the unaudited condensed consolidated balance sheet.

Loan origination fees related to our senior credit facility are amortized through September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the three month periods ended June 30, 2015 and 2014, amortized financing costs included in interest expense were $54,021 for each period.

For the three months ended June 30, 2015 and 2014, the Company made no principal payments on the senior credit facility.

Subsequent to June 30, 2015 and as part of the sale of the Company's sale of its U.S. operations, the Company repaid in full the $6,600,000 of the senior debt facility. For presentation purposes, this debt has been classified as part of Liabilities held for sale - discontinued operations in the unaudited condensed consolidated balance sheet.

Senior Promissory Notes - Calpian Residual Acquisition, LLC
Calpian Residual Acquisition, LLC issued into $3.0 million and $1.0 million senior promissory notes to three investors in February 2014 and September 2014, respectively.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  The notes are voluntarily convertible into common stock after December 31, 2014 at a conversion ratio of $2 per share of our common stock. In March 2015, Calpian Residual Acquisition, LLC issued $175,000 senior promissory notes with separate investors and accrue interest at an annual rate of 8%, payable monthly in arrears. Interest only is payable through March 2016; thereafter, principal is payable evenly for 48 months through maturity, March 2020.

As part of the Company's November 30, 2015 sale of its U.S. Operations, $3.0 million of principal was assumed by the buyer as part of this transaction. As such, the Company has presented $3.0 million of the outstanding promissory notes as discontinued operations at June 30 and March 31, 2015. During the quarters ended June 30, 2015 and 2014, interest expense related to the senior promissory notes was $0.1 million for both periods.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

Aggregate Fair
	Number	Value at the
Period of Issue	of Warrants	Time of Issuance
Q1 2015	75,000	$60,000

Q1 2016	—	$—

During the three months ended June 30, 2015 and 2014, debt discount accreted into interest expense was $119,893, of which $62,845 was recorded to discontinued operations. During the three months ended June 30, 2014, debt discount accreted into interest expense $111,924, of which $83,943 was recorded to discontinued operations. During the quarter ended June 30, 2015 and 2014, the Company made principal payments on the senior promissory notes of $183,469 and $0, respectively.

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

 The Company also granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants were determined to have a fair value at the time of issuance of $442,400 using a Black Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the quarters ended June 30, 2015 and 2014, amortized debt discount included in interest expense were $89,548 and $77,473, respectively.

India Office Building Mortgage
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

During the quarter ended June 30, 2015, MMPL refinanced its office building loan by paying off its loan with the Union Bank of India, and replacing it with a $2,198,000 loan with Standard Chartered. The loan is at a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly payments.

10 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 19,028,526 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards. During the three months ended June 30, 2015, the Company issued 2,402,084 and 590,000 shares of its common stock in connection with its financing activities and as payments for services received, respectively.

 Warrants
During the quarter ended June 30, 2015, and in connection with the financing activities, 1,201,043 of warrants were issued with an exercise price of $0.75 and expire in 2020.

A total of 10,259,569 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($1.18 weighted average) have been issued in connection with our financing transactions and expire as follows: 617,501 in 2016; 522,500 in 2017; 1,662,925 in 2018; 4,441,531 in 2019, and 3,015,112 in 2020.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants during the quarter ended June 30, 2015:

Warrants
Outstanding at March 31, 2015	8,728,526
Granted	1,531,043
Exercised	—
Expired/canceled	—
Outstanding at June 30, 2015	10,259,569

For the three months ended June 30, 2015 the Company granted the following warrants:

Issued for services	330,000
Issued in connection with financing transaction	1,201,043
Total	1,531,043

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the quarters ended June 30, 2015 and 2014:

Warrants	2015	2014
Risk-free interest rates	1.60%	1.51%
Expected volatility	120.75%	102.20%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

Stock Options
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  No intrinsic value existed for options outstanding at June 30 or March 31, 2015.  At June 30, 2015, outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 1,830,000 options become void 90 days after termination.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the quarters ended June 30, 2015 and 2014 :

Option plan	2015	2014
Risk-free interest rates	2.13%	1.51%
Expected volatility	105.390%	102.200%
Dividend yields	—%	—%
Expected lives (years)	6 years	6 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, during the three months ended June 30, 2015:

	Equity Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,025,000	1,960,000	$1.17
Granted	(250,000)	250,000
Exercised	—	—
Expired	—	—
Forfeited	380,000	(380,000)
Outstanding at June 30, 2015	1,155,000	1,830,000	$1.14

During the three months ended June 30, 2015, 250,000 shares of restricted common stock with a fair value of $124,375 were issued under the 2011 Equity Incentive Plan for consulting services.

11 - EARNINGS PER SHARE

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

The computation of basic and diluted loss per share as of June 30, 2015 and 2014, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of June 30, 2015 and 2014 are as follows:

	2015	2014
Warrants	10,259,569	7,421,028
Stock options	1,830,000	900,000
Convertible subordinated notes	6,800,000	150,000
Total	18,889,569	8,471,028

12 - RELATED PARTIES

Support Services and Advances
ART Holdings, Inc. ("ART") has provided the Company, since its startup period, with certain support services. Calpian Inc.'s Chairman is also a director and officer of ART. It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At June 30 and March 31, 2015, amounts due to ART were $175,267 and $181,856, respectively, and is included in Related party payables on the Company’s condensed consolidated balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two years management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $593,050 and $535,630 as of June 30 and March 31, 2015, respectively, and is accrued for in Related party payables in the Company’s condensed consolidated balance sheet.

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

In 2014, Mr. Cagan purchased $1.0 million of Calpian Residual Acquisition, LLC ("CRA") secured promissory notes payable and warrants to purchase up to 175,000 shares of Calpian common stock at $0.01 per share. The outstanding principal amount of this loan may be converted to Calpian common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for Money-on-Mobile.

13 - VARIABLE INTERST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited

We did not hold a majority ownership interest in MMPL at either June 30 or March 31, 2015. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

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

Net income or loss and comprehensive income or loss are attributed to controlling and noncontrolling interests. As such, we have elected to utilize a weighted average value calculation based on relative ownership interest in DPPL and MMPL. As of June 30 and March 31, 2015, the allocation of DPPL to our controlling interest was 71.9%. As of June 30 and March 31, 2015 the allocation of MMPL to our controlling interest was 7.0%.

Calpian Residual Acquisition
Calpian, Inc. is exposed to operations and financial risk for its interest in Calpian Residual Acquisition ("CRA").  CRA is structured with six investors, including Calpian, Inc.. During fiscal year 2015, certain of these investors contributed $1.2 million. As part of this agreement, these investors received promissory notes, warrants to purchase Calpian, Inc. common stock and CRA Class A voting shares which do not participate in profits and losses. The investors can convert their outstanding promissory notes principal and accrued interest into shares of Calpian, Inc. stock.  Calpian, Inc. owns 100% of CRA's Class B shares, which participate in profits and losses of CRA.  Based on our analysis, we hold the power and rights to direct the most significant activities of Calpian Residual Acquisition and as a result the financial results have been consolidated in the accompanying consolidated financial statements as part of the Calpian, Inc. business segment. See footnote 9 - Debt for details on CRA issued senior promissory notes and warrants.

14 - Discontinued Operations

Effective November 30, 2015 (11:59pm), the Company divested its Calpian Commerce business segment and certain U.S. residual portfolio assets of Calpian, Inc. These actions were undertaken to allow the Company to focus entirely on executing its growth strategy for Money-on-Mobile. There is no continuing cash inflows or outflows from or to the discontinued operation, other than certain financial guarantees.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on June 30, 2015. Additionally, the discontinued operations are comprised of the entirety of the Calpian Commerce segment and the majority of the Calpian, Inc. segment, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of net loss and comprehensive loss and the condensed consolidated balance sheets.

As the Company's senior secured promissory note was required to be repaid as a result of the disposal transaction, the relating interest on this debt instrument has been allocated in its entirety to discontinued operations. No other interest has been allocated to discontinued operations.

The following unaudited information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheets:

	June 30,	March 31,
	2015	2015
	(unaudited)	(unaudited)
Current assets - discontinued operations:
Cash and equivalents	$427,037	$197,634
Accounts receivable	295,393	473,871
Property and equipment, net	214,703	236,549
Residual portfolios	6,955,281	7,387,356
Other intangible assets, net	80,371	97,211
Deposits held by lenders and other	967,991	994,198
Total current assets - discontinued operations	$8,940,776	$9,386,819
Current liabilities - discontinued operations
Accounts payable, accrued expenses and interest payable	$442,909	$525,449
Debt, current and long-term	9,244,542	9,189,283
Total current liabilities - discontinued operations	$9,687,451	$9,714,732

The following unaudited information present the major classes of line items constituting the after-tax income or loss of discontinued operations in the condensed consolidated statements of loss:

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
Revenue, net:
Residual portfolios	$695,501	$1,020,153
Processing fees	2,487,296	4,613,321
Other	298,926	444,891
Total revenues	3,481,723	6,078,365
Cost of revenues:
Residual portfolio amortization	263,421	308,463
Processing and other	2,089,107	3,879,004
Other	97,362	156,454
Total cost of sales	2,449,890	4,343,921
Gross profit:	1,031,833	1,734,444
General and administrative expenses
Salaries and wages	583,380	843,350
Selling, general and administrative	293,237	407,650
Depreciation and amortization	40,987	43,969
Total general and administrative	917,604	1,294,969
Other income (expense)
Interest expense	(305,965)	(512,289)
Other	88,992	3,972
Total other income (expense)	(216,973)	(508,317)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(102,744)	$(68,842)

The following unaudited information presents the major classes of line items constituting significant operating and investing cash flow activities in the condensed consolidated statements of cash flows relating to discontinued operations. There were no significant non-cash transactions during the three months ended June 30, 2015 or 2014.

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flow: major line items
Portfolio Amortization	$263,421	$308,463
Depreciation and amortization	56,785	43,969
Purchases of property and equipment	7,186	15,453

15 - SUBSEQUENT EVENTS

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

Additionally, subsequent to the period covered by this Quarterly Report, the Company completed a series of additional closings of its private placement of equity pursuant to which it sold 2,975,001 units (a "Unit"). Each Unit consisted of i) one share of Common Stock and ii) a five-year warrant to purchase one half (0.5) of one share of Common Stock at $0.75 per share. The Units were offered at a purchase price of $0.60 per Unit. Accordingly, the Company sold 2,975,001 shares of Common Stock and warrants to purchase 1,487,502 shares of Common Stock and received gross proceeds of $1,785,000.

During the same period, the Company issued 2,078,334 shares of common stock at prices ranging from $0.60 - $0.65 per share for advisory services. The Company also issued five-year warrants to purchase up to 1,487,502 shares of common stock from $0.55 - $0.75 for consulting services.

On February 2, 2016, the Company issued 100 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 62,500 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $250,000 in consideration for the issuance of the securities.

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

On September 30, 2015, the Company entered entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), which Agreement was made effective as of September 17, 2015, the date on which the Company received $2,000,000, and issued a convertible promissory note (the “Note”) secured by all the assets of the Company (the “Collateral”). Pursuant to the Agreement, Hall has the option to convert outstanding principal and unpaid accrued interest of the Note at a price per share equal to the lower of (a) $0.60 or (b) 85% of the average volume weighted price of the Company’s common stock for the ten trading days preceding the date on which Hall gives written notice of conversion to the Company. Events of default under the Agreement include, but are not limited to, the Company defaulting in the payment of any part of the principal or unpaid accrued interest on the Note and failing to cure such breach within five days after receipt of written notice thereof from Hall; the Company filing a voluntary petition for bankruptcy; the Company’s senior secured debt not being paid in full by October 31, 2015; and the Company materially defaulting in the performance of any of its covenants contained in the Agreement or the Note. In the event of a default, Hall may seek standard remedies, and the conversion price at which Hall has the option to convert the Note will be reduced. The Company obtained a waiver of default from Hall on November 30, 2015 as the Company's senior secured debt was not yet paid in full. The Company has now sold its U.S. Operations and is no longer in default of this agreement, see section below Sale of U.S. Operations.

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

Sale of U.S. Operations

Effective 11:59pm on November 30, 2015, the Company sold Calpian Commerce Inc. and Calpian Residual Acquisitions LLP, as well as all of its merchant residual portfolios. The buyer assumed $9.0 million of the Company's debt and issued warrants to purchase 6.0 million shares of the Buyer's common stock.

Share Exchange

On December 30, 2015, the Company entered into a Share Purchase Agreement with HALL MOM, LLC., a Texas limited liability company (“Hall”). Pursuant to the Purchase Agreement, and in satisfaction of a Two-Million Dollar ($2,000,000) loan made to the Company by Hall, the Company issued and sold equity shares representing ten percent (10%) of the total paid up share capital of the Company’s Indian Subsidiary, Digital Payments Processing Ltd. (“DPPL”), on a fully diluted basis (the “Sale Shares”) to Hall. In addition to the debt satisfaction, Hall agreed to return to the Company for cancellation One Million (1,000,000) shares of the Company’s common stock (the “Cancelled Shares”) and warrants to purchase Two Million Five Hundred Thousand shares of the Company’s common stock (the “Cancelled Warrants,” and together with the Cancelled Shares, the “Cancelled Securities”).

On December 30, 2015, the Company entered into a Call/Put Right and Option Agreement (the “Option Agreement”), pursuant to a covenant stipulated in the Purchase Agreement. Under the terms of the Option Agreement, in the event that the Company, DPPL, and/or My Mobile Payment Ltd. (“MMPL”), a subsidiary of the Company, raises Five Million Dollars ($5,000,000) or more from, or enters into a definitive agreement with, a third party at any time on or before March 15, 2016 to raise Five Million Dollars ($5,000,000) or more, then the Company agrees to grant Hall the option to either: (i) invest in the Company an amount up to Six Million Dollars ($6,000,000); or (ii) the right to compel the Company to purchase all the shares purchased by Hall from the Company at a purchase consideration price of Three Million Dollars ($3,000,000). In the event that the Company, DPPL, or MMPL does not raise Five Million Dollars ($5,000,000) on or before March 15, 2016, the Company agreed to irrevocably grant a right to Hall to either: (i) invest an amount up to Six Million Dollars ($6,000,000) through March 15, 2016; or (ii) have the Company purchase equity of the Company owned by Hall at a purchase price of Three Million Dollars ($3,000,000).

Litigation

On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of Calpian’s U.S. Operation. The Company intends to defend this matter and, in its answer, the Company intends to deny material allegations and assert affirmative defenses.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Calpian, Inc. (“CLPI”) is in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We do not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).
In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  Calpian Commerce provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to merchants operating in physical “brick and mortar” business environments and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments. Effective 11:59pm on November 30, 2015, the Company divested its Calpian Commerce business segment and certain U.S. residual portfolio assets of Calpian, Inc. These actions were undertaken to allow the Company to focus entirely on executing its growth strategy for Money-on-Mobile. The results of our U.S. Operations, excluding corporate overhead, for the quarter-ended June 30, 2015 are presented on a discontinued basis.
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
RESULTS OF OPERATIONS
For the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, the unaudited results of the Company's continuing operations and consolidated net loss:

	Three Months Ended
	June 30,
	2015	2014
		Restated

Revenues	$1,273,242	$890,848	(1)
Cost of revenues	749,417	484,261	(1)
Gross profit	523,825	406,587

Net loss	$(2,926,764)	$(3,182,672)
(1) During the 4th quarter 2015, the Company changed its presentation for reporting certain revenue transactions for Money-on-Mobile from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of Money-on-Mobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Condensed Consolidated Financial Statements.
Revenue for Money-on-Mobile increased $382,394 or 42.9% in 2015 compared to 2014 primarily due to the large growth in number and volume in transactions. Gross profit percentage for Money-on-Mobile was 41.1% in 2015 compared to 45.6% in 2014.
Net losses were $(2.9) million, or $(0.07) per share in 2015 compared to $(3.2) million, or $(0.08) per share in 2015.  Due to net losses, the Company had no current U.S. federal tax provision at either June 30, 2015 or March 31, 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our Money-on-Mobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the quarters ended June 30, 2015 and 2014.
As of June 30, 2015, our liquidity was $0.8 million in cash and cash equivalents, and excludes $0.4 million in cash and cash equivalents relating to the Company's discontinued operations. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at Money-on-Mobile. To meet the large debt repayments the Company sold its U.S. operations on November 30, 2015 and continues to contemplate numerous strategies to meet its remaining debt obligations as they come due. Additionally, in September 2015 the Company received $2.0 million in exchange for a convertible promissory note secured by all the assets of the Company. This note was subsequently exchanged on December 28, 2015 for common stock of DPPL, previously held by the Company. See note 14 - Subsequent Events for additional details of this transaction.
Sources and Uses of Cash
Net cash used in operating activities was $(0.9) million in 2015 compared to $(3.6) million in 2014. The change in net cash used in operating activities in 2015 is due to a net loss in 2015 of $(2.6) million compared to the net loss of $(3.2) million in 2014. In both periods there was non-cash expenses of depreciation, amortization and equity award expense that slightly offset the net loss position. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.04) million in 2015 compared to net cash used in investing activities of $(4.7) million in 2014. There was minimal activity in 2015. In 2014 the Company had a cash outflow of $3.5 million for an office building in Mumbai, India by MMPL and purchased $0.9 million of residual portfolios for its U.S. operations.
Net cash provided by financing activities was $0.9 million in 2015 compared to net cash provided by financing activities of $5.3 million in 2014. During 2015, the Company refinanced the loan on its office building in India resulting in a cash outflow of $2.1 million and relating $2.3 million inflow. Also, $0.2 million of principal payments were made on the Company's debt. The Company also received $1.4 million relating to its financing activities. In 2014, the Company received $3.3 million relating to its financing activities and $2.3 million for financing its India office building, offset slightly by $0.2 million for deferred financing fees.
Going Concern
Our independent auditors included an explanatory paragraph in their report on the our annual audited financial statements for the year ended March 31, 2015 regarding concerns about our ability to continue as a going concern. Additionally, our unaudited condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses, significant recent sale of our domestic income producing portfolio assets, upcoming divestiture of the remaining U.S. operations (excluding corporate functions) and the continuing and immediate need for capital raising to fund operations and future growth opportunities in Money-On-Mobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. This plan involved sale of the remaining U.S. operations, which has allowed us to re-pay the outstanding balance of our senior credit facility and a portion of our senior promissory notes. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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
As our operations expand, we may identify additional critical accounting policies in the future. See Summary of Significant Accounting Policies in Note 2 of our unaudited condensed consolidated financial statements.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Money-On-Mobile's primary market risk is availability of capital to purchase inventory as there is no functional credit system in India and all parties are operating on a pre-paid basis. Money-On-Mobile must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and represent the periods when the Money-On-Mobile services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of Money-On-Mobile retailers to direct customers to alternative payment systems.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15.  The Company disclosed ineffective disclosure controls and procedures in its internal control over financial reporting, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures remain ineffective as of June 30, 2015, because of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of June 30, 2015. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of June 30, 2015, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of June 30, 2015, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

PART II

ITEM 1    LEGAL PROCEEDINGS
On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of Calpian’s U.S. Operation. The Company intends to defend this matter and, in its answer, the Company intends to deny material allegations and assert affirmative defenses.

ITEM 1A    RISK FACTORS
This section is not required for a small reporting company.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6    EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Incorporated By Reference
(if applicable)
		Form	Filed	Exhibit
Exhibit Number and Description

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
Section 1350 Certifications
32.1	Section 1350 Certification (Chief Executive Officer) *
32.2	Section 1350 Certification (Chief Financial Officer) *
Interactive Data File
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labels *
101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.
(Registrant)

February 9, 2016	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	February 9, 2016
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	February 9, 2016
Scott S. Arey	and accounting officer)

/s/ Laird Q. Cagan	Director	February 9, 2016
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	February 9, 2016
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