Form 10-Q
period 2015-09-30
Calpian, Inc.
filed 2016-05-12
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2016 was 50,648,438.

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, we refer to Calpian, Inc. as “Calpian,” “Company,” “we,” “us,” and “our,” and its wholly-owned United States subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), and its partially-owned joint venture, Calpian Residual Acquisition, L.L.C, and majority-owned Indian MoneyOnMobile enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL") and Payblox Technologies (India) Private Limited ("Payblox").
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

PART I - FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,762,317	$1,095,827
Due from distributors	707,730	684,210
Advances to aggregators	3,332,659	3,288,850
Current assets - discontinued operations	9,073,332	9,386,819
Other current assets	1,280,295	1,122,735
Total current assets	17,156,333	15,578,441
Property and equipment, net	3,491,248	3,890,064
Equity investments	240,475	442,888
Goodwill	13,901,575	14,633,237
Other intangible assets, net	4,440,346	4,937,104
Other non-current assets	18,286	308,267
Total assets	$39,248,263	$39,790,001
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,992,031	$2,540,112
Related party: payables and debt	1,289,435	717,486
Current portion of long-term debt	2,158,901	332,308
Advances from distributors	973,597	658,346
Derivative liability	1,117,300	—
Current liabilities - discontinued operations	9,602,932	9,714,732
Total current liabilities	18,134,196	13,962,984
Long-term debt	4,471,848	7,172,481
Other non-current liabilities	98,680	176,270
Total liabilities	22,704,724	21,311,735
Commitments and contingencies
Shareholders' Equity
Common stock 200,000,000 shares authorized, 45,594,433 and 39,314,015 shares issued and outstanding as of September 30 and March 31, 2015, respectively	45,594	39,314
Stock subscribed 3,258,601 and 1,533,600 shares issued and outstanding as of September 30 and March 31, 2015, respectively	3,259	1,534
Additional paid-in capital	42,305,035	35,982,933
Accumulated deficit	(30,153,226)	(24,136,830)
Cumulative other comprehensive (loss)	(1,631,466)	(499,383)
Total Calpian, Inc. Shareholders’ Equity	10,569,196	11,387,568
Noncontrolling interest	5,974,343	7,090,698
Total shareholders' equity	16,543,539	18,478,266
Total liabilities and shareholders' equity	$39,248,263	$39,790,001

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		Restated		Restated
Revenues, net
Money-on-Mobile, net	$1,441,693	$1,545,507	$2,714,935	$2,436,355
Cost of revenues
Money-on-Mobile	766,252	960,233	1,515,669	1,444,494
Gross profit	675,441	585,274	1,199,266	991,861
General and administrative expenses
Salaries and wages	621,036	1,293,565	1,424,577	1,939,898
Selling, general and administrative	4,739,440	2,048,647	6,415,714	4,459,854
Depreciation and amortization	190,622	115,122	433,898	215,644
Total general and administrative	5,551,098	3,457,334	8,274,189	6,615,396
Operating loss	(4,875,657)	(2,872,060)	(7,074,923)	(5,623,535)
Other income (expenses)
Interest expense	(325,059)	(228,232)	(725,327)	(591,405)
Other	(141,396)	—	(141,396)	—
Equity investment gain	—	7,189	19,667	8,007
Total other income (expenses)	(466,455)	(221,043)	(847,056)	(583,398)
Loss from continuing operations, before income taxes	(5,342,112)	(3,093,103)	(7,921,979)	(6,206,933)
Income tax benefit	—	13,191	—	13,191
Loss from continuing operations	(5,342,112)	(3,079,912)	(7,921,979)	(6,193,742)
Gain from discontinued operations, net of tax	161,897	2,761,814	59,153	2,692,972
Net loss	(5,180,215)	(318,098)	(7,862,826)	(3,500,770)
Net loss attributable to noncontrolling interest	(1,481,039)	(598,521)	(1,846,430)	(1,197,042)
Net (loss) income attributable to Calpian, Inc. shareholders	(3,699,176)	280,423	(6,016,396)	(2,303,728)
Other comprehensive (loss):
Currency translation adjustments, net of tax	(918,886)	(247,396)	(1,388,890)	(300,969)
Total comprehensive loss	$(6,099,101)	$(565,494)	$(9,251,716)	$(3,801,739)
Comprehensive (loss) attributable to:
Noncontrolling interest	(700,560)	(434,948)	(1,246,667)	(1,049,064)
Calpian, Inc. shareholders	(5,231,274)	(130,546)	(8,005,049)	(2,752,675)
Net loss per share, from continuing operations	$(0.12)	$(0.08)	$(0.18)	$(0.16)
Net income per share from discontinued operations	$0.004	$0.07	$0.001	$0.07
Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.18)	$(0.09)
Weighted average number of shares outstanding, basic and diluted	45,437,785	38,884,201	43,159,246	38,394,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(7,862,826)	$(3,500,770)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	108,042	108,042
Portfolio amortization	429,129	581,432
Subordinated note discount amortization	205,913	199,740
Depreciation and amortization	515,556	303,582
Equity investment income	(14,874)	(8,007)
Gain on sale of residual portfolio	(123,992)	(2,175,558)
Stock based compensation	124,375	710,014
Deferred consulting fee amortization	2,467,147	205,852
Equity awards issued for services	3,326,541	96,499
Changes in operating assets and liabilities:
Accounts receivable	244,244	(257,567)
Due from distributors	(55,002)	—
Advances to aggregators	(43,809)	(26,939)
Other assets	(1,943,269)	35,301
Related party payables	115,949	(143,366)
Accounts payable and accrued liabilities	(73,530)	(581,509)
Advances from distributors	315,251	(164,425)
Other liabilities	(77,590)	7,280
Net cash (used in) operating activities	(2,342,745)	(4,610,399)
INVESTING ACTIVITIES
Proceeds from (contribution to) equity method investment	52,400	(408,972)
Investment in residual portfolios	—	(3,093,400)
Proceeds from sale of residual portfolios	—	3,800,000
Purchases of property and equipment	(72,731)	(3,723,703)
Acquisition of intangible assets	(39,484)	(231,570)
Net cash (used in) investing activities	(59,815)	(3,657,645)
FINANCING ACTIVITIES
Borrowings on senior and subordinate notes	2,000,000	999,950
Payments on notes payable and bank loan	(4,101,913)	(3,870,000)
Issuance of common stock and warrants	3,611,389	2,572,101
Proceeds from long-term debt	2,275,832	2,254,500
Proceeds from related party debt	433,200	—
Contributions made by noncontrolling interest	299,960	—
Changes in restricted cash	—	1,386
Net cash provided by financing activities	4,518,468	1,957,937
Foreign currency effect on cash flows	(238,914)	(297,944)
Net change in cash and cash equivalents	1,876,994	(6,608,051)
Cash and cash equivalents at beginning of year	1,293,461	8,078,505
Cash and cash equivalents at end of the period	$3,170,455	$1,470,454
Cash and cash equivalents at end of the period - discontinued operations	$408,138	$197,634
Cash and cash equivalents at end of the period - continuing operations	$2,762,317	$1,272,820

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2015. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Disposition of Assets
On November 30, 2015, CLPI consummated the sale of Calpian Commerce, Inc. and certain portfolio assets of CLPI and CRA. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our unaudited condensed consolidated balance sheet as of September 30, 2015. See note 15 - Discontinued Operations for additional information. Additionally, as the criteria for held for sale classification was meet as of June 30, 2015, no depreciation or amortization was recorded during the three months ended September 30, 2015 on any of those assets.

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(5,180,215) and $(7,862,826) for the three and six months ended September 30, 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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

Convertible Instruments
Certain debt instrument require us to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. This criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Derivative Financial Instruments
We classifiy as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our own shares providing that such contracts are indexed to Calpian's common stock. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2015 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We have recorded this liability as a derivative liability within current liabilities in our condensed consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our condensed consolidated statements of operations.

Foreign Currency Translation
The functional currency of MoneyOnMobile, consisting of DPPL and the variable interest entities MMPL and Payblox, is the Indian Rupee.  MoneyOnMobile assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each consolidated balance sheet date. Revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component within the accompanying statements of shareholders’ equity. Additionally, cumulative translation adjustments recorded in other comprehensive income are reclassified to noncontrolling interest proportionally based on the weighted average percentage ownership interest held by the noncontrolling interest.

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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three and six months ended September 30, 2015 and 2014.

Revenue Recognition
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

A significant portion of revenue is attributable to Merchant Services, including Mobile Recharge and Direct-to-Home. In these transactions, revenue from purchased utility units is recognized on a net basis, as the Company is acting in an agent capacity. MoneyOnMobile does not change the product or perform part of the service, has minimal discretion in supplier selection, has minimal latitude in establishing prices and possesses no credit risk.

Other services offered are Consumer Services, including bill payment and money transfer. For bill payment transactions, MoneyOnMobile acts as an agent with consumers. Distributors use MoneyOnMobile’s electronic wallet technology to allow consumers to pay utility bills by mobile phone text message and smart phone. MoneyOnMobile earns a fixed transaction fee for these services.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

For our money transfer services, once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use MoneyOnMobile’s technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other MoneyOnMobile consumers.  MoneyOnMobile also earns a fixed transaction fee for these services.  Revenue from these transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of September 30 and March 31, 2015, advances from distributors was $973,597 and $658,346, respectively.

Restatement - Gross vs. Net Revenue Presentation
During the fourth quarter of fiscal year 2015, we restated certain aspects of our Statements of Operations presentation. We changed our reporting of certain MoneyOnMobile revenue transactions from a Gross to Net basis. Historically, we reported these transactions as revenue based on the total amounts billed to consumers. This change resulted in a reduction of previously reported revenue and corresponding reductions in cost of revenue during the three and six months ended September 30, 2014. The change in Statements of Operations and Comprehensive Loss presentation had no effect on pre-tax loss or net loss for any period presented. Additionally, the Company's total assets, liabilities, stockholders equity, and cash flow from operations, investing and financing all remained unchanged for the three and six months ended September 30, 2014.

The determination to record revenue on a Gross vs. Net basis is a matter of significant professional judgment that is dependent upon the relevant facts and circumstances of each specific business. The presentation changes made to prior year amounts do not impact in any respect the scope or nature of the operations of MoneyOnMobile. The effects of this reclassification of MoneyOnMobile transactions are isolated to only Revenue and Cost of Sales line items within the accompanying Condensed Consolidated Statement of Operations and are disclosed as follows:

	Three Months Ended			Six Months Ended
	September 30, 2014			September 30, 2014
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Revenue, net	$53,223,161	$(51,677,654)	$1,545,507	$93,384,070	$(90,947,715)	$2,436,355
Cost of revenues	52,637,887	(51,677,654)	960,233	92,392,209	(90,947,715)	1,444,494
Gross Profit	$585,274	$—	$585,274	$991,861	$—	$991,861

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

3 - BUSINESS ACQUISITIONS

MoneyOnMobile

On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the MoneyOnMobile enterprise and triggering step acquisition accounting.  At September 30 and March 31, 2015, the Company’s ownership in DPPL was 77.3% for both periods. During the three and six months ended September 30, 2015, the additional investment made to MoneyOnMobile totaled $2,285,240 and $3,310,240, respectively.

4 - OTHER CURRENT ASSETS

At September 30 and March, 31, 2015, other current assets consisted of the following:

	September 30,	March 31,
	2015	2015
Current portion of deferred financing fees	$216,084	$216,084
Deferred consulting fees	—	242,399
Advance payments for foreign taxes	409,445	451,213
Prepaid insurance and other	654,766	213,039
Total	$1,280,295	$1,122,735

5 - PROPERTY AND EQUIPMENT

At September 30, and March 31, 2015, property and equipment consisted of the following:

	September 30,	March 31,
	2015	2015
Building	$3,615,362	$3,805,644
Equipment	151,681	285,917
Furniture and fixtures	54,944	47,191
Subtotal	3,821,987	4,138,752
Less accumulated depreciation	(330,739)	(248,688)
Property and equipment, net	$3,491,248	$3,890,064

6 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2015	$14,633,237
Net foreign exchange movement	(274,373)
Carrying value at June 30, 2015	14,358,864
Net foreign exchange movement	(457,289)
Carrying value at September 30, 2015	$13,901,575

7 – INTANGIBLE ASSETS

At September 30 and March 31, 2015, intangible assets subject to amortization consisted of the following:

	September 30,	March 31,
	2015	2015
Customer lists	$1,187,706	$1,282,457
Software development costs	676,365	840,824
Trademarks	35,224	31,299
Contracts	304,298	247,568
	2,203,593	2,402,148
Less accumulated amortization	(1,108,830)	(954,184)
Total	$1,094,763	$1,447,964
For the three and six months ended September 30, 2015 and 2014, the weighted average amortization period is approximately 5 years. For the three months ended September 30, 2015 and 2014, amortization expense related to intangible assets was $154,646 and $100,428, respectively. For the six months ended September 30, 2015 and 2014, amortization expense related to intangible assets was $154,646 and $200,526, respectively.

At September 30 and March 31, 2015, intangible assets not subject to amortization consisted of the following:

	September 30,	March 31,
	2015	2015
License	$2,394,824	$2,488,867
Trade name	940,759	990,273
Domain names	10,000	10,000
Total	$3,345,583	$3,489,140

The MoneyOnMobile Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will attempt to continuously renew.

8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2015	2015
Accounts payable	$1,471,832	$1,255,085
Interest	264,250	227,250
Wages and benefits	418,969	277,248
Foreign statutory fees	225,415	184,484
Vendor payments and other	611,565	596,045
Total	$2,992,031	$2,540,112

9 - DEBT

As of September 30 and March 31, 2015, long term debt consisted of the following:

	September 30,	March 31,
	2015	2015
Senior promissory notes	$769,007	$1,093,162
Subordinated notes payable	3,200,000	4,800,000
Convertible promissory note	2,000,000	—
India Office Building Mortgage	2,113,699	2,129,813
Less: debt discount	(1,451,957)	(518,186)
	6,630,749	7,504,789
Less: current portion	(2,158,901)	(332,308)
Long term debt	$4,471,848	$7,172,481

Senior Credit Facility
Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in 25 equal monthly installments, plus accrued interest, until maturity in October 2017.  During the three months ended September 30, 2015 and 2014, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $217,800 and $367,917, respectively. During the six months ended September 30, 2015 and 2014, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $435,600 and $802,527 respectively. During the three and six months ended September 30, 2015 and 2014, amortized debt discount included in interest expense were $32,500 for both periods. During the six months ended September 30, 2015 and 2014, amortized debt discount included in interest expense was $54,167 and $65,000, respectively.

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

Loan origination fees related to our senior credit facility are amortized through September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the three month periods ended September 30, 2015 and 2014, amortized financing costs included in interest expense were $54,021 for both periods. For the six month periods ended September 30, 2015 and 2014, amortized financing costs included in interest expense were $108,042 for both periods. For the six months ended September 30, 2015 and 2014, the Company made no principal payments on the senior credit facility.

Subsequent to September 30, 2015 and as part of the sale of the Company's sale of its U.S. operations, the Company repaid in full the $6,600,000 of the senior debt facility. For presentation purposes, this debt has been classified as part of Liabilities held for sale - discontinued operations in the condensed consolidated balance sheet.

Senior Promissory Notes - Calpian Residual Acquisition, LLC
Calpian Residual Acquisition, LLC entered into $3.0 million and $1.0 million senior promissory notes to three investors in February 2014 and September 2014, respectively.  Outstanding balances under the senior promissory notes accrue interest at an annual rate of 12%, payable monthly in arrears. Interest only is payable through February 2015; thereafter, principal is payable evenly for 48 months through maturity, February 2019.  The notes are voluntarily convertible into common stock after December 31, 2014 at a conversion ratio of $2 per share of our common stock. In March 2015, Calpian Residual Acquisition, LLC issued $175,000 senior promissory notes with separate investors and accrue interest at an annual rate of 8%, payable monthly in arrears. Interest only is payable through March 2016; thereafter, principal is payable evenly for 48 months through maturity, March 2020.

As part of the Company's November 30, 2015 sale of its U.S. Operations, $3.0 million of principal was assumed by the buyer as part of this transaction. As such, the Company has presented $3.0 million of the outstanding promissory notes as discontinued operations at September 30 and March 31, 2015. During the three months ended September 30, 2015 and 2014, interest expense related to the senior promissory notes was $112,087 and $95,000, respectively. During the six months ended September 30, 2015 and 2014, interest expense related to the senior promissory notes was $229,478 and $198,571, respectively.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Period of Issue	of Warrants	Time of Issuance
Q1 2015	75,000	$60,000

For the three months ended September 30, 2015 and 2014, debt discount accreted into interest expense was $30,345 and $22,524, respectively. For the six months ended September 30, 2015 and 2014, debt discount accreted into interest expense was $60,689 and $44,794 , respectively. During the six months ended September 30, 2015 and 2014, the Company made principal payments on the senior promissory notes of $324,155 and $0, respectively.

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

During the three months ended September 30, 2015 and 2014, interest expense related to the senior promissory notes was $111,000 and $144,000, respectively. During the six months ended September 30, 2015 and 2014, interest expense related to the senior promissory notes was $255,000 and $288,000 for both periods. For the three months ended September 30, 2015 and 2014, debt discount accreted into interest expense was $57,048 and $44,973, respectively. For the six months ended September 30, 2015 and 2014, debt discount accreted into interest expense was $114,096 and $88,946, respectively. During the six months ended September 30, 2015 and 2014, the Company made principal payments on the senior promissory notes of $1,600,000 and $0, respectively.

Convertible Promissory Note
Effective September 17, 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), whereby the Company received $2,000,000, and issued a convertible promissory note (the “Hall Note”) secured by all the assets of the Company and accrues interest at an annual rate of 10% and a maturity date of September 16, 2016. Pursuant to the Agreement, Hall has the option to convert outstanding principal and unpaid accrued interest of the Note at a price per share equal to the lower of (a) $0.60 or (b) 85% of the average volume weighted price of the Company’s common stock for the ten trading days preceding the date on which Hall gives written notice of conversion to the Company. The Company obtained a waiver of default on November 30, 2015, as its senior secured debt was not paid in full. The Company sold its U.S. Operations and is no longer in default.

On September 30, 2015, the Company also entered into a Collateral Exclusion Agreement (the “Collateral Exclusion Agreement”) with Hall and Granite Hill Capital Ventures, LLC, the Company’s senior lender (the “Senior Lender”), whereby the Senior Lender agreed that its prior security interest will not attach to the Loan Proceeds and certain equity interests in the Company’s subsidiary.
Also, the Company and Hall entered into subordination agreements with the Company’s other creditors (the “Subordination Agreements”, and with the Agreement, the Note, and the Collateral Exclusion Agreement, the “Agreements”), pursuant to which the other creditors agreed to subordinate to Hall any interest in the Collateral.

The Company identified an embedded derivative related to a conversion option in the Hall Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the Hall Note and to fair value the derivative as of each subsequent reporting date. At the inception of the Hall Note, the Company determined the aggregate fair value of the embedded derivatives to be $1,097,635. For the three and nine months ended September 30, 2015, the amortization of debt discount related to the Hall Note derivative liability was $37,650 for both periods.

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

In June 2015, MMPL refinanced its debt related to its office building. MMPL re-paid its loan with the Union Bank of India, and replaced it with a $2,198,000 loan with Standard Chartered. This loan is at a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly payments.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2015 measured at fair value on a recurring basis are summarized below:

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$1,117,300	$—	$—	$1,117,300

The Company determined that certain conversion option related to a convertible note did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain changes in market price of the Company’s common stock. Accordingly, the Company was required to record such conversion option as a liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy.

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended September 30, 2015 and at inception September 17, 2015:

	September 30, 2015	September 17, 2015
Common Stock Closing Price	$0.55	$0.54
Conversion Price per Share	$0.45	$0.45
Conversion Shares	4,446,515	4,444,306
Call Option Value	$0.25	$0.25
Dividend Yield	—	—
Volatility	103.21%	103.24%
Risk-free Interest Rate	0.33%	0.39%
Term	1 year	1 year

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate.  The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the six months ended September 30, 2015:

Balance - January 1, 2015	$—
Aggregate amount of derivative instruments issued	1,097,635
Change in fair value of derivative liabilities	19,665
Balance - September 30, 2015	$1,117,300

11 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
Our common stock trades on the OTC® under the symbol “CLPI.”  Holders of our common stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  We have reserved 19,028,526 shares for issuance on conversion of convertible subordinated notes, exercise of warrants, and equity incentive awards. During the three months ended June 30, 2015, the Company committed to 2,652,084 shares of its common stock in connection with its financing activities and for services received.

During the three months ended September 30, 2015, the Company committed to 5,053,335 shares of its common stock in connection with its financing activities and for services received. In July 2015, the Company exchanged with an Investor their $1,000,000 Note, including nominal interest, and issued i) 1,683,334 shares of the Company’s common stock, $0.001 per share; ii) five-year warrants to purchase eight hundred thirty-three thousand three hundred thirty four (833,334) shares of Common Stock at $0.75 per share; and iii) a further one hundred and sixty-three thousand four hundred forty-seven (163,447) five-year warrants to purchase shares of Common Stock at $0.75 per share. This Note was then canceled.

Warrants
A total of 16,408,101 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.99 weighted average) are outstanding and have been issued in connection with our financing transactions and expire as follows: 582,500 in 2016; 522,500 in 2017; 1,662,925 in 2018; 4,441,531 in 2019, and 9,198,645 in 2020.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants during the six months ended September 30, 2015:

Warrants
Outstanding at March 31, 2015	8,728,526
Granted	7,714,576
Exercised	—
Expired/canceled	(35,001)
September 30, 2015	16,408,101

For the six months ended September 30, 2015 the Company granted the following warrants:

Issued for services	4,029,250
Issued in connection with financing transaction	3,685,326
Total	7,714,576

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

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the six months ended September 30, 2015 and 2014:

Warrants	2015	2014
Risk-free interest rates	1.57%	1.51%
Expected volatility	120.45%	102.20%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

Stock Options
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  No intrinsic value existed for options outstanding at September 30 or March 31, 2015.  At September 30, 2015, outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 1,700,000 options become void 90 days after termination.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the six months ended September 30, 2015 and 2014 :

Option plan	2015	2014
Risk-free interest rates	2.13%	1.51%
Expected volatility	105.390%	102.200%
Dividend yields	—%	—%
Expected lives (years)	6 years	6 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, during the six months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,960,000	$1.17
Granted	250,000
Exercised	—
Expired	—
Forfeited	(510,000)
Outstanding at September 30, 2015	1,700,000	$1.15

During the six months ended September 30, 2015, 250,000 options to purchase common stock with a fair value of $124,375 were issued to employees under the 2011 Equity Incentive Plan. There were no options or shares issued to employees during the three months ended September 30, 2015.

12 - EARNINGS PER SHARE

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

The computation of basic and diluted loss per share as of September 30, 2015 and 2014, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of September 30, 2015 and 2014 are as follows:

	2015	2014
Warrants	16,408,101	7,421,028
Stock options	1,700,000	900,000
Convertible subordinated notes	7,200,000	150,000
Total	25,308,101	8,471,028

13 - RELATED PARTIES

Support Services and Advances
ART Holdings, Inc. ("ART") has provided the Company, since its startup period, with certain support services. Calpian Inc.'s Chairman is also a director and officer of ART. It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At September 30 and March 31, 2015, amounts due to ART were $175,267 and $181,856, respectively, and is included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two years management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $593,050 and $535,630 as of September 30 and March 31, 2015, respectively, and is accrued for in Related party payables in the Company’s condensed consolidated balance sheet.

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

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile.

My Mobile Payments Limited
MMPL has issued three short-term bonds with guarantees totaling approximately $456,000, including interest, to related parties. These debt instruments have an interest rate of 5% and ninety-day payment terms. At September 30, 2015, one of the bonds was in default. MMPL has obtained a default waiver from the bond holder. All outstanding liabilities have been recorded as current liabilities to Related Parties: payables and debt in the accompanying unaudited balance sheets.
14 - VARIABLE INTERST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited

We did not hold a majority ownership interest in MMPL at either September 30 or March 31, 2015. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

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
As of September 30 and March 31, 2015, the allocation of DPPL to our controlling interest was 71.9%. As of September 30 and March 31, 2015 the allocation of MMPL to our controlling interest was 7.0%.

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

15 - Discontinued Operations

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

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on June 30, 2015. Beginning July 1, 2015 no amortization or depreciation expense was recorded on the component assets classified as held for sale. Additionally, the discontinued operations are comprised of the entirety of the Calpian Commerce segment and the majority of the Calpian, Inc. segment, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying condensed consolidated statements of net loss and comprehensive loss and the condensed consolidated balance sheets.

As the Company's senior credit facility and a portion of its senior secured promissory notes were repaid as a result of the disposal transaction, the relating interest on these debt instrument has been allocated to discontinued operations. The following unaudited information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheets:

	September 30,	March 31,
	2015	2015
	(unaudited)	(unaudited)
Current assets - discontinued operations:
Cash and equivalents	$408,138	$197,634
Accounts receivable	261,109	473,871
Property and equipment, net	214,249	236,549
Residual portfolios	6,955,281	7,387,356
Other intangible assets, net	80,371	97,211
Deposits held by lenders and other	1,154,184	994,198
Total current assets - discontinued operations	$9,073,332	$9,386,819
Current liabilities - discontinued operations:
Accounts payable, accrued expenses and interest payable	$310,910	$525,449
Debt, current and long-term	9,292,022	9,189,283
Total current liabilities - discontinued operations	$9,602,932	$9,714,732

The following unaudited information present the major classes of line items constituting the after-tax income or loss of discontinued operations in the condensed consolidated statements of loss (income);

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Residual portfolios	$608,735	$1,131,692	$1,304,236	$2,151,845
Processing fees	2,014,326	4,469,432	4,501,622	9,082,753
Other	736,795	396,414	1,035,721	841,305
Total revenues	3,359,856	5,997,538	6,841,579	12,075,903
Cost of revenues:
Residual portfolio amortization	—	272,969	263,421	581,432
Processing and servicing	1,895,837	3,797,948	3,984,944	7,676,952
Other	167,985	192,778	265,347	349,232
Total cost of sales	2,063,822	4,263,695	4,513,712	8,607,616
Gross profit:	1,296,034	1,733,843	2,327,867	3,468,287
General and administrative expenses
Salaries and wages	461,441	858,343	1,044,821	1,701,693
Selling, general and administrative	360,436	407,650	653,673	815,300
Depreciation and amortization	—	43,969	40,987	87,938
Total general and administrative	821,877	1,309,962	1,739,481	2,604,931
Other income (expense)
Interest expense	(347,260)	(517,804)	(653,225)	(1,030,093)
Other	35,000	2,855,737	123,992	2,859,709
Total other income (expense)	(312,260)	2,337,933	(529,233)	1,829,616
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of tax	$161,897	$2,761,814	$59,153	$2,692,972

The following unaudited information presents the major classes of line items constituting significant operating and investing cash flow activities in the condensed consolidated statements of cash flows relating to discontinued operations. There were no significant non-cash transactions during the three and six months ended September 30, 2015 or 2014.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash Flow: major line items
Portfolio Amortization	$—	$252,515	$263,421	$560,978
Depreciation and amortization	—	44,469	56,785	88,438
Purchases of property and equipment:	7,186	15,453	14,372	30,906

16 - SUBSEQUENT EVENTS

Sale of Equity Securities

Subsequent to the period covered by this Quarterly Report, the Company completed a series of additional closings of its private placement of equity pursuant to which it sold 583,334 units (a "Unit"). Each Unit consisted of i) one share of Common Stock and ii) a five-year warrant to purchase one half (0.5) of one share of Common Stock at $0.75 per share. The Units were offered at a purchase price of $0.60 per Unit. Accordingly, the Company sold 583,334 shares of Common Stock and warrants to purchase 291,667 shares of Common Stock and received gross proceeds of $350,000.

During the same period, the Company issued 862,070 shares of common stock at prices ranging from $0.45 - $0.65 per share and five-year warrants to purchase up to 831,513 shares of common stock at ranging from $0.46 - $0.75 per share for advisory and consulting services.

Relating to the Company's debt refinancing and sale of its U.S. Operations, the Company issued ten-year warrants to purchase up to 3,200,000 shares of common stock at $0.01 per share, issued five-year warrants to purchase up to 190,200 shares of common stock at $0.01 per share and up to 159,090 shares of common stock at $0.65 per share.

Also, the Company issued 1,752 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.01 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 2,919,306 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $$1,751,583 in consideration for the issuance of the securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

Sale of U.S. Operations

Effective 11:59pm on November 30, 2015, the Company sold Calpian Commerce Inc. and Calpian Residual Acquisitions LLP, including all of its merchant residual portfolios. The buyer initially assumed $9.0 million of the Company's debt. On April 12, 2016, the Company and eVance entered into a settlement agreement and a cancellation of securities acknowledgment with one of eVance’s note holders whereby the note holder canceled their note in the amount of $720,084, which was subsequently reissued by the Company to the note holder. Additionally, the Company issued eVance a note in the amount of $675,000 in exchange for eVance waiving any claims for breach of the Purchase Agreement between eVance and the Company. The $675,000 note bears interest of 12% per annum payable monthly, matures on November 30, 2017 and is secured by 2,000,000 shares of the Company's common stock. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and the Company and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note issued by the Company up to a maximum of $675,000.

Share Exchange

On December 30, 2015, the Company entered into a Share Purchase Agreement with HALL MOM, LLC., a Texas limited liability company (“Hall”). Pursuant to the Purchase Agreement, and in satisfaction of a Two-Million Dollar ($2,000,000) loan made to the Company by Hall, the Company issued and sold equity shares representing ten percent (10%) of the total paid up share capital of the Company’s Indian Subsidiary, Digital Payments Processing Ltd. (“DPPL”), on a fully diluted basis (the “Sale Shares”) to Hall. In addition to the debt satisfaction, Hall agreed to return to the Company for cancellation One Million (1,000,000) shares of the Company’s common stock (the “Canceled Shares”) and warrants to purchase Two Million Five Hundred Thousand shares of the Company’s common stock (the “Canceled Warrants,” and together with the Canceled Shares, the “Canceled Securities”).

On December 30, 2015, the Company entered into a Call/Put Right and Option Agreement (the “Option Agreement”), pursuant to a covenant stipulated in the Purchase Agreement. Under the terms of the Option Agreement, in the event that the Company, DPPL, and/or My Mobile Payment Ltd. (“MMPL”), a subsidiary of the Company, raises Five Million Dollars ($5,000,000) or more from, or enters into a definitive agreement with, a third party at any time on or before March 15, 2016 to raise Five Million Dollars ($5,000,000) or more, then the Company agrees to grant Hall the option to either: (i) invest in the Company an amount up to Six Million Dollars ($6,000,000); or (ii) the right to compel the Company to purchase all the shares purchased by Hall from the Company at a purchase consideration price of Three Million Dollars ($3,000,000). In the event that the Company, DDPL, or MMPL does not raise Five Million Dollars ($5,000,000) on or before March 15, 2016, the Company agreed to irrevocably grant a right to Hall to either: (i) invest an amount up to Six Million Dollars ($6,000,000) through March 15, 2016; or (ii) have the Company purchase equity of the Company owned by Hall at a purchase price of Three Million Dollars ($3,000,000).

Litigation

On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of Calpian’s U.S. Operations.

Subordinated Notes Payable Extension

In March 2016, the Company extended the maturity date on its subordinated debt from December 31, 2016 to December 31, 2017. This amendment required the Company to issue 3.2 million warrants to the debt holders.

Other Equity Transactions

In March 2016, The Company executed an one year advisory agreement with a Board member and issued an one million warrants. Additionally, the Company entered into an one year financial consulting agreement with a third party and issued 1,250,000 shares of common stock.

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
In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate the certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  Calpian Commerce provides the general merchant community access to an integrated suite of third-party merchant payment processing services and its own related proprietary software enabling products delivering credit and debit card-based internet payments processing solutions to merchants operating in physical “brick and mortar” business environments and in settings requiring wired as well as wireless mobile payment solutions.  It also operates as an ISO generating individual merchant processing contracts in exchange for future residual payments. Effective 11:59pm on November 30, 2015, the Company divested its Calpian Commerce business segment and certain U.S. residual portfolio assets of Calpian, Inc. These actions were undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. The results of our U.S. Operations, excluding corporate overhead, for the three and nine months ending September 30, 2015 are presented on a discontinued basis.
MoneyOnMobile is a mobile payments service provider that allows Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality. During the current fiscal year MoneyOnMobile’s growth strategy produced positive results in both agent retail locations and number of cumulative users that have accessed these services.
RESULTS OF OPERATIONS
For the three and six months ended September 30, 2015 compared to the same periods in 2014, the unaudited results of the Company's continuing operations and consolidated net loss:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
		Restated			Restated

Revenues, net	$1,441,693	$1,545,507	(1)	$2,714,935	$2,436,355	(1)
Cost of revenues	766,252	960,233	(1)	1,515,669	1,444,494	(1)
Gross profit	675,441	585,274		1,199,266	991,861

Net loss	$(5,180,215)	$(318,098)		$(7,862,826)	$(3,500,770)
(1) During the 4th quarter of fiscal year 2015, the Company changed its presentation for reporting certain revenue transactions for MoneyOnMobile from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of MoneyOnMobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Condensed Consolidated Financial Statements.
Three months ending September 30, 2015:
Revenue for MoneyOnMobile decreased $(103,814) or (6.7)% in 2015 compared to 2014. The decrease in revenue was due to the Company's increasing its market share for direct remittance services, which requires higher working capital requirements. As a result of this strategy, gross profit percentage increased to 46.9% in 2015 compared to 37.9% in 2014.
Net loss was $(5.2) million, or $(0.12) per share in 2015 compared to $(0.3) million, or $(0.08) per share in 2014.  The increase in net losses was due to a significant gain from discontinued operations in the prior period. The impact of discontinued operations in the current period was an insignificant loss. The other factor increasing the current period loss was the a large increase in selling, general and administrative as the Company continues to expand its MoneyOnMobile presence in the market. Due to net losses, the Company had no current U.S. federal tax provision at either September 30, 2015 or March 31, 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

Six months ending September 30, 2015:
Revenue for MoneyOnMobile increased $278,580 or 11.4% in 2015 compared to 2014 primarily due to the large growth in number and volume in transactions. Gross profit percentage for MoneyOnMobile was 44.2% in 2015 compared to 40.7% in 2014.
Net losses were $(7,862,826), or $(0.18) per share in 2015 compared to $(3,500,770), or $(0.09) per share in 2014.  The larger net loss was due to a significant gain from discontinued operations in the prior period. The impact of discontinued operations in the current period was an insignificant gain. Due to net losses, the Company had no current U.S. federal tax provision at either September 30, 2015 or March 31, 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoneyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the three and six months ended September 30, 2015 and 2014.
As of September 30, 2015, our liquidity was $2.8 million in cash and cash equivalents, and excludes $0.3 million in cash and cash equivalents relating to the Company's discontinued operations. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at MoneyOnMobile. To meet the large debt repayments the Company sold its U.S. operations on November 30, 2015 and continues to contemplate numerous strategies to meet its remaining debt obligations as they come due. Additionally, in September 2015 the Company received $2.0 million in exchange for a convertible promissory note secured by all the assets of the Company. This note was subsequently exchanged on December 28, 2015 for common stock of DPPL, previously held by the Company. See note 15 - Subsequent Events for additional details of this transaction.
Sources and Uses of Cash
Net cash used in operating activities was $(2.3) million in 2015 compared to $(4.6) million in 2014. The change in net cash used in operating activities in 2015 is due to a net loss in 2015 of $(7.9) million compared to the net loss of $(3.5) million in 2014. In both periods there was non-cash expenses of depreciation, amortization and equity award expense that slightly offset the net loss position. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.1) million in 2015 compared to net cash used in investing activities of $(3.7) million in 2014. There was minimal activity in 2015. In 2014 the Company had a cash outflow of $3.5 million for an office building in Mumbai, India by MMPL and purchased $0.9 million of residual portfolios for its U.S. operations.
Net cash provided by financing activities was $4.5 million in 2015 compared to net cash provided by financing activities of $2.0 million in 2014. During 2015, the Company refinanced the loan on its office building in India resulting in a cash outflow of $2.1 million and relating $2.3 million inflow. Also, $0.2 million of principal payments were made on the Company's debt. The Company also received $1.4 million relating to its financing activities. In 2014, the Company received $3.3 million relating to its financing activities and $2.3 million for financing its India office building, offset slightly by $0.2 million for deferred financing fees.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the our annual audited financial statements for the year ended March 31, 2015 regarding concerns about our ability to continue as a going concern. Additionally, our unaudited condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses, significant recent sale of our domestic income producing portfolio assets, upcoming divestiture of the remaining U.S. operations (excluding corporate functions) and the continuing and immediate need for capital raising to fund operations and future growth opportunities in MoneyOnMobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. This plan involved sale of the remaining U.S. operations, which has allowed us to re-pay the outstanding balance of our senior credit facility and a portion of our senior promissory notes. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15.  The Company disclosed ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-Q for the quarterly period ended September 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015, because of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the six months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of September 30, 2015. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of September 30, 2015, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of September 30, 2015, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

PART II

ITEM 1    LEGAL PROCEEDINGS
On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of Calpian’s U.S. Operations.

ITEM 1A    RISK FACTORS
Item not required for a small reporting company.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION

On December 15, 2015, Calpian, Inc. received a letter of resignation from Craig Jessen. Mr. Jessen informed the Company that, effective as of November 29, 2015, he resigned his position as a director on the Company’s Board of Directors, as the Company’s president and any other positions he held within the Company and its subsidiaries. Mr. Jessen’s resignation was not as a result of any disagreements with the Company.

ITEM 6    EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPIAN, INC.
(Registrant)

May 12, 2016	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	May 12, 2016
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	May 12, 2016
Scott S. Arey	and accounting officer)

/s/ Laird Q. Cagan	Director	May 12, 2016
Laird Q. Cagan

/s/ Shashank M. Joshi	Director	May 12, 2016
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