Form 10-Q
period 2015-12-31
Calpian, Inc.
filed 2016-05-12
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

PART I - FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,359,995	$1,095,827
Due from distributors	573,532	684,210
Advances to aggregators	2,880,796	3,288,850
Current assets - discontinued operations	—	9,386,819
Other current assets	1,490,634	1,122,735
Total current assets	7,304,957	15,578,441
Property and equipment, net	3,450,246	3,890,064
Equity investments	190,260	442,888
Goodwill	13,810,117	14,633,237
Other intangible assets, net	4,271,554	4,937,104
Other non-current assets	19,165	308,267
Total assets	$29,046,299	$39,790,001
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,681,176	$2,540,112
Related party payables	1,369,986	717,486
Current portion of long-term debt	773,135	332,308
Advances from distributors	1,206,031	658,346
Derivative liability	27,602	—
Current liabilities - discontinued operations	—	9,714,732
Total current liabilities	8,057,930	13,962,984
Long-term debt	6,210,981	7,172,481
Other non-current liabilities	125,730	176,270
Total liabilities	14,394,641	21,311,735
Commitments and contingencies
Mezzanine Equity
Preferred stock Series D, 100 shares authorized, 100 and zero shares issued and outstanding as of December 31, and March 31, 2015, respectively	100,000	—
Shareholders' Equity
Common stock 200,000,000 shares authorized, 46,128,033 and 39,314,015 shares issued and outstanding as of December 31 and March 31, 2015, respectively	46,130	39,314
Stock subscribed 3,145,405 and 1,533,600 shares issued and outstanding as of December 31 and March 31, 2015, respectively	3,145	1,534
Additional paid-in capital	44,136,141	35,982,933
Accumulated deficit	(35,224,597)	(24,136,830)
Cumulative other comprehensive loss	(1,555,384)	(499,383)
Total Calpian, Inc. Shareholders’ Equity	7,405,435	11,387,568
Noncontrolling interest	7,146,223	7,090,698
Total shareholders' equity	14,551,658	18,478,266
Total liabilities, mezzanine equity and shareholders' equity	$29,046,299	$39,790,001
See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		Restated		Restated
Revenues
Money-on-Mobile, net	$1,609,192	$1,671,480	$4,324,127	$4,107,835
Cost of revenues
Money-on-Mobile	716,933	1,087,637	2,232,602	2,532,131
Gross profit	892,259	583,843	2,091,525	1,575,704
General and administrative expenses
Salaries and wages	934,529	607,114	2,359,106	2,547,012
Selling, general and administrative	3,751,848	1,608,560	10,167,562	6,841,892
Depreciation and amortization	76,720	242,832	510,618	458,476
Total general and administrative	4,763,097	2,458,506	13,037,286	9,847,380
Operating loss	(3,870,838)	(1,874,663)	(10,945,761)	(8,271,676)
Other income (expenses)
Interest expense	(1,300,814)	(354,149)	(2,026,141)	(945,554)
Equity investment gain	4,299	12,671	23,966	20,678
Other	452,425	—	311,029	—
Total other income (expenses)	(844,090)	(341,478)	(1,691,146)	(924,876)
Loss from continuing operations, before income taxes	(4,714,928)	(2,216,141)	(12,636,907)	(9,196,552)
Income tax expense (benefit)	—	79	—	(13,112)
Loss from continuing operations	(4,714,928)	(2,216,220)	(12,636,907)	(9,183,440)
Income (loss) from discontinued operations, net of tax	134,752	(123,303)	193,905	3,406,581
Loss on sale of discontinued operations, net of tax	(1,969,174)	—	(1,969,174)	—
Net loss	(6,549,350)	(2,339,523)	(14,412,176)	(5,776,859)
Net loss attributable to noncontrolling interest	(1,488,132)	(537,368)	(3,334,562)	(1,499,701)
Net loss attributable to Calpian, Inc. shareholders	$(5,061,218)	$(1,802,155)	$(11,077,614)	$(4,277,158)
Other comprehensive loss:
Currency translation adjustments, net of tax	(169,346)	(205,478)	(1,558,236)	(506,447)
Total comprehensive loss	$(6,718,696)	$(2,545,001)	$(15,970,412)	$(6,283,306)
Comprehensive (loss) attributable to:
Noncontrolling interest	(546,107)	(596,580)	(1,792,774)	(1,645,644)
Calpian, Inc. shareholders	(6,172,589)	(1,948,421)	(14,177,638)	(4,637,662)
Net loss per share from continuing operations	$(0.10)	$(0.05)	$(0.28)	$(0.24)
Net (loss) income per share from discontinued operations	$(0.04)	$—	$(0.04)	$0.09
Net loss per share, basic and diluted	$(0.10)	$(0.04)	$(0.25)	$(0.11)
Weighted average number of shares outstanding, basic and diluted	48,207,724	40,332,615	44,905,186	39,045,344

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(14,412,176)	$(5,776,859)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	324,144	162,063
Portfolio amortization	432,075	852,597
Subordinated note discount amortization	225,311	290,555
Depreciation and amortization	551,605	1,260,369
Gain on sale of assets and other	(350,563)	(2,876,415)
Loss on sale of U.S. Operations	1,969,174	—
Stock based compensation	989,487	752,480
Deferred consulting fee amortization	3,194,949	257,169
Equity awards issued for services	3,128,080	96,499
Changes in operating assets and liabilities:
Accounts receivable	505,353	(439,680)
Due from distributors	110,678	350,898
Advances to aggregators	408,054	—
Other assets	(287,123)	150,842
Related party payables	652,500	(113,414)
Accounts payable and accrued liabilities	1,615,616	(492,507)
Advances from distributors	547,685	(169,044)
Other liabilities	(22,938)	(59,522)
Net cash (used in) operating activities	(418,089)	(5,753,969)
INVESTING ACTIVITIES
Proceeds from (contribution to) equity method investment	64,400	(160,693)
Investment in residual portfolios	—	(3,176,550)
Purchases of property and equipment	(89,897)	(3,726,550)
Proceeds from sale of residual portfolios	—	3,800,000
Acquisition of intangible assets	(41,992)	(408,530)
Net cash (used in) investing activities	(67,489)	(3,672,323)
FINANCING ACTIVITIES
Payments on notes payable and bank loan	(16,485,264)	(3,870,000)
Issuance of common stock and warrants	3,588,494	3,252,280
Issuance of Series D preferred stock	100,000	—
Issuance of notes payable	10,001,759	—
Proceeds from long-term debt	2,275,832	2,254,500
Contributions made by noncontrolling interest	299,960	—
Borrowings on senior and subordinate notes	2,000,000	999,950
Changes in restricted cash	(51,494)	1,500
Net cash provided by financing activities	1,729,287	2,638,230
Foreign currency effect on cash flows	(177,175)	(437,787)
Net change in cash and cash equivalents	1,066,534	(7,225,849)
Cash and cash equivalents at beginning of year	1,293,461	8,078,505
Cash and cash equivalents at end of the period	$2,359,995	$852,656
Cash and cash equivalents at end of the period - discontinued operations	$—	$214,036
Supplemental disclosures (Note 16)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CALPIAN INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2015. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Disposition of Assets
On November 30, 2015, CLPI consummated the sale of Calpian Commerce, Inc. and certain portfolio assets of CLPI and CRA. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our condensed unaudited consolidated balance sheet as of September 30, 2015 and thereafter. See note 15 - Sale of U.S. Operations for additional information.

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(6,549,350) and $(14,412,176) for the three and nine months ended December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
The weighted average amortization period is five years for customer lists, acquisition costs, trademarks, internal use software, and domain names are not amortized.
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three and nine months ended December 31, 2015 and 2014.

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

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of December 31 and March 31, 2015, advances from distributors was $1,206,031 and $658,346, respectively.

Restatement - Gross vs. Net Revenue Presentation
During the fourth quarter of fiscal year 2015, we restated certain aspects of our Statements of Operations presentation. We changed our reporting of certain MoneyOnMobile revenue transactions from a Gross to Net basis. Historically, we reported these transactions as revenue based on the total amounts billed to consumers. This change resulted in a reduction of previously reported revenue and corresponding reductions in cost of revenue during the three and nine months ended December 31, 2014. The change in Statements of Operations and Comprehensive Loss presentation had no effect on pre-tax loss or net loss for any period presented. Additionally, the Company's total assets, liabilities, stockholders equity, and cash flow from operations, investing and financing all remained unchanged for the three and nine months ended December 31, 2014.

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

	Three Months Ended			Nine Months Ended
	December 31, 2014			December 31, 2014
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
MoneyOnMobile
Revenue, net	$57,732,749	$(56,061,269)	$1,671,480	$151,116,819	$(147,008,984)	$4,107,835
Cost of revenues	57,148,906	(56,061,269)	1,087,637	149,541,115	(147,008,984)	2,532,131
Gross Profit	$583,843	$—	$583,843	$1,575,704	$—	$1,575,704

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

3 - BUSINESS ACQUISITIONS

MoneyOnMobile

On January 6, 2014, Calpian, Inc.’s share of DPPL’s outstanding common stock increased from 49.9% to 56.2%, giving Calpian the majority control of the MoneyOnMobile enterprise and triggering step acquisition accounting.  At December 31 and March 31, 2015, the Company’s ownership in DPPL was 58.9% and 77.3%, respectively. During the nine months ended December 31, 2015, the additional investment by the Company to MoneyOnMobile totaled $3,310,241.

4 - OTHER CURRENT ASSETS

At December 31 and March, 31, 2015, other current assets consisted of the following:

	December 31,	March 31,
	2015	2015
Current portion of deferred financing fees	$—	$216,084
Deferred consulting fees	—	242,399
Advance payments for foreign taxes	586,579	451,213
Prepaid insurance and other	904,055	213,039
Total	$1,490,634	$1,122,735

5 - PROPERTY AND EQUIPMENT

At December 31, and March 31, 2015, property and equipment consisted of the following:

	December 31,	March 31,
	2015	2015
Building	$3,567,792	$3,805,644
Equipment	186,411	285,917
Furniture and fixtures	56,550	47,191
Subtotal	3,810,753	4,138,752
Less accumulated depreciation	(360,507)	(248,688)
Property and equipment, net	$3,450,246	$3,890,064

For the three months ended December 31, 2015 and 2014, depreciation expense was $111,819 and $26,327, respectively. For the nine months ended December 31, 2015 and 2014, depreciation expense was $111,819 and $26,327, respectively.

6 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2015	$14,633,237
Net foreign exchange movement	(823,120)
Carrying value at December 31, 2015	$13,810,117

7 – INTANGIBLE ASSETS

At December 31 and March 31, 2015, intangible assets subject to amortization consisted of the following:

	December 31,	March 31,
	2015	2015
Customer lists	$1,179,892	$1,282,457
Software development costs	698,132	840,824
Trademarks	32,265	31,299
Contracts	278,806	247,568
	2,189,095	2,402,148
Less accumulated amortization	(1,210,980)	(954,184)
Total	$978,115	$1,447,964
For the three and nine months ended December 31, 2015 and 2014, the weighted average amortization period is approximately 5 years. For the three months ended December 31, 2015 and 2014, amortization expense related to intangible assets was $256,796 and $42,720, respectively. For the nine months ended December 31, 2015 and 2014, amortization expense related to intangible assets was $256,796 and $42,720, respectively.

At December 31 and March 31, 2015, intangible assets not subject to amortization consisted of the following:

	December 31,	March 31,
	2015	2015
License	$2,348,869	$2,488,867
Trade name	934,570	990,273
Domain names	10,000	10,000
Total	$3,293,439	$3,489,140

The MoneyOnMobile Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will attempt to continuously renew.

8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	December 31,	March 31,
	2015	2015
Accounts payable	$2,319,737	$1,255,085
Interest	360,250	227,250
Wages and benefits	336,988	277,248
Foreign statutory fees	300,878	184,484
Legal fees	405,000	—
Vendor payments and other	958,323	596,045
Total	$4,681,176	$2,540,112

9 - DEBT

As of December 31 and March 31, 2015, long term debt consisted of the following:

	December 31,	March 31,
	2015	2015
Senior promissory notes	$—	$1,093,162
Subordinated notes payable	3,200,000	4,800,000
Notes payable and promissory notes	1,959,177	—
India office building mortgage	2,085,447	2,129,813
Less: debt discount	(260,508)	(518,186)
	6,984,116	7,504,789
Less: current portion	(773,135)	(332,308)
Long term debt	$6,210,981	$7,172,481

Senior Credit Facility
Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in 25 equal monthly installments, plus accrued interest, until maturity in October 2017.  During the three and nine months ended December 31, 2015 and 2014, interest expense related to the senior credit facility, exclusive of accretion of debt discount and amortization of loan origination fees, was $217,800 and $434,610, respectively. During the three and nine months ended December 31, 2015 and 2014, amortized debt discount included in interest expense were $0 and $54,167, respectively.

The facility required maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial and financial reporting covenants and was returned to the Company when the facility was repaid on November 30, 2015.

Loan origination fees related to our senior credit facility are amortized through September 2016, the maturity date of the facility before the extension dated August 8, 2014, and are included in interest expense.  For the three and nine month periods ended December 31, 2015 and 2014, amortized financing costs included in interest expense were $54,021 and $162,063 for each period in each year.

For the nine months ended December 31, 2014, the Company made no principal payments on the senior credit facility. As part of the sale of the Company's sale of its U.S. operations, the Company repaid in full the $6,600,000 of the senior debt facility.

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

As part of the Company's November 30, 2015 sale of its U.S. Operations, $3.0 million of principal was assumed by the buyer as part of this transaction, with the remaining outstanding balance of $0.2 million being converted to CLPI common stock. During the three months ended December 31, 2015 and 2014, interest expense related to the senior promissory notes was $0.1 million and $0.1 million for both periods. During the nine months ended December 31, 2015 and 2014, interest expense related to the senior promissory notes was $0.3 million and $0.3 million for both periods.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

	Number	Aggregate Fair Value at the
Period of Issue	of Warrants	Time of Issuance
Q1 2015	75,000	$60,000

During the three months ended December 31, 2015 and 2014, debt discount accreted into interest expense was $30,345 and $28,709. During the nine months ended December 31, 2015 and 2014, debt discount accreted into interest expense $91,023. and $73,502 , respectively, and made principal payments on the senior promissory notes of $368,686 and $0, respectively.

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

The Company also granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants were determined to have a fair value at the time of issuance of $442,400 using a Black Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the three months ended December 31, 2015 and 2014, amortized debt discount included in interest expense were $57,048 and $44,973, respectively. For the nine months ended December 31, 2015 and 2014, amortized debt discount included in interest expense were $171,144 and $134,919, respectively.

Convertible Promissory Note
Effective September 17, 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), whereby the Company received $2,000,000, and issued a convertible promissory note (the “Note”) secured by all the assets of the Company and accrues interest at an annual rate of 10% and a maturity date of September 16, 2016. Pursuant to the Agreement, Hall has the option to convert outstanding principal and unpaid accrued interest of the Note at a price per share equal to the lower of (a) $0.60 or (b) 85% of the average volume weighted price of the Company’s common stock for the ten trading days preceding the date on which Hall gives written notice of conversion to the Company. The Company obtained a waiver of default on November 30, 2015, as its senior secured debt was not paid in full. The Company sold its U.S. Operations and is no longer in default.

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

On December 30, 2015, the Company sold 10% of its equity interest in DPPL. As a result of this transaction, the convertible promissory note was repaid in full.

Subordinated Notes Payable
In April 2016, and as part of the Company's settlement agreement with the buyer of its U.S. Operations, the Company issued two new promissory notes, First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possessed an interest rate of 12% per annum payable monthly, matures on December 31, 2017. Second, the Company issued eVance a note in the amount of $675,000 in exchange for eVance waiving any claims for breach of the Purchase Agreement between eVance and the Company. For more details see Note 14: Discontinued Operations.

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

In April 2016, the Company executed a Purchase Price Adjustment Agreement to finalize the sale of its U.S. Operations (See Note 14 - Discontinued Operations). As part of this agreement, the Company issued two promissory notes. First, a $720,084 note has an interest rate of 12% per annum with a maturity date of December 31, 2017. The second, a $675,000 note has an interest rate of 12% per annum with a maturity date of April 30, 2017. Lastly, the Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment of the $675,000 note.

Subscription Notes Payable
In October 2015, the Company received $6,000,000 from various investors as part of a debt subscription agreement, which was specific to facilitating the sale of the Company's U.S. Operations. As part of this sale, the entire debt was assumed by the purchaser of the U.S. Operations. See Note 14: Discontinued Operations for more informations.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of December 31, 2015 measured at fair value on a recurring basis are summarized below:

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$27,602	$—	$—	$27,602

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions during the nine months ended December 31, 2015. The financial instrument was exchanged on December 30, 2015 and was created on September 17, 2015:

	December 30, 2015	September 17, 2015
Common Stock Closing Price	$0.55	$0.54
Conversion Price per Share	$0.53	$0.45
Conversion Shares	3,789,233	4,444,306
Call Option Value	$0.25	$0.25
Dividend Yield	—	—
Volatility	103.21%	103.24%
Risk-free Interest Rate	0.33%	0.39%
Term (years)	1 year	1 year

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended December 31, 2015:

Balance - January 1, 2015	$—
Aggregate amount of derivative instruments issued	1,142,951
Change in fair value of derivative liabilities	(494,746)
Reclassification into Equity (APIC)	(620,603)
Balance - December 31, 2015	$27,602

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

During the three months ended December 31, 2015, the Company issued 1,102,223 shares of its common stock in connection with its financing activities and for services received. During the nine months ended December 31, 2015, the Company committed to 8,787,642 shares of its common stock in connection with its financing activities and for services received.

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

Convertible Preferred Stock
In December, 2015, the Company issued 100 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $100,000 in consideration for the issuance of the securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

Warrants
During the nine months ended December 31, 2015, and in connection with the financing activities, 1,201,043 of warrants were issued with an exercise price of $0.75 and expire in 2020. A total of 14,472,471 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.84 weighted average) have been issued in connection with our financing transactions and expire as follows: 617,501 in 2016; 522,500 in 2017; 1,662,925 in 2018; 4,442,531 in 2019, 7,227,014 in 2020 and after.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants during the nine months ended December 31, 2015:

Warrants
Outstanding at March 31, 2015	8,728,526
Granted	8,961,446
Exercised	—
Expired/canceled	(3,217,501)
Outstanding at December 31, 2015	14,472,471
For the nine months ended December 31, 2015 the Company granted the following warrants:

Issued for services	4,161,083
Issued in connection with financing transaction	4,800,363
Total	8,961,446

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
The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the nine months ended December 31, 2015 and 2014:

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

Stock Options
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  No intrinsic value existed for options outstanding at December 31 or March 31, 2015.  At December 31, 2015, outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 3,500,000 options become void 90 days after termination.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the nine momths ended December 31, 2015 and 2014 :

Option plan	2015	2014
Risk-free interest rates	2.13%	1.51%
Expected volatility	105.390%	102.200%
Dividend yields	—%	—%
Expected lives (years)	6 years	6 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, during the nine months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,960,000	$1.17
Granted	2,106,000	$0.52
Exercised	—
Expired	—
Forfeited	(566,000)
Outstanding at December 31, 2015	3,500,000	$0.76

During the nine months ended December 31, 2015, 2,106,000 options to purchase shares of common stock where granted to employees with a fair value of $989,488 under the 2011 Equity Incentive Plan. Additionally, at December 31, 2015 the intrinsic value was $0 relating to the options outstanding.

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

The computation of basic and diluted loss per share as of December 31, 2015 and 2014, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of December 31, 2015 and 2014 are as follows:

	2015	2014
Warrants	14,472,471	7,421,028
Preferred Stock	166,667	—
Stock options	3,500,000	900,000
Convertible subordinated notes	3,200,000	150,000
Total	21,339,138	8,471,028

13 - RELATED PARTIES

Support Services and Advances
ART Holdings, Inc. ("ART") has provided the Company, since its startup period, with certain support services. Calpian Inc.'s Chairman is also a director and officer of ART. It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At December 31 and March 31, 2015, amounts due to ART were $208,181 and $181,856, respectively, and is included in Related party payables on the Company’s condensed consolidated balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two years management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $711,805 and $535,630 as of December 31 and March 31, 2015, respectively, and is accrued for in Related party payables in the Company’s condensed consolidated balance sheet.

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

My Mobile Payments Limited
MMPL has issued three short-term bonds with guarantees totaling approximately $450,000, including interest, to related parties. These debt instruments have an interest rate of 5% and ninety-day payment terms. At December 31, 2015, each of the bonds wese in default. MMPL has obtained a default waiver from the bond holder. All outstanding liabilities have been recorded as current liabilities to Related Parties: payables and debt in the accompanying unaudited balance sheet.

14 - VARIABLE INTERST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited

We did not hold a majority ownership interest in MMPL at either December 31 or March 31, 2015. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

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

Net income or loss and comprehensive income or loss are attributed to controlling and noncontrolling interests. As such, we have elected to utilize a weighted average value calculation based on relative ownership interest in DPPL and MMPL. As of December 31 and March 31, 2015, the allocation of DPPL to our controlling interest was 71.9%. As of December 31 and March 31, 2015 the allocation of MMPL to our controlling interest was 7.0%.

15 - Sale of U.S. Operations

Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets of Calpian, Inc., including Calpian Residual Acquisition, LLC and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. There is no continuing cash inflows or outflows from or to the discontinued operations. In consideration for the acquired assets, eVance assumed certain of the Company’s liabilities, including an aggregate of $9,000,000 of notes payable and certain of the Sellers’ outstanding contractual obligations.

On April 12, 2016, the Company and eVance entered into a settlement agreement and a cancellation of securities acknowledgment with one of eVance’s note holders whereby the noteholder cancelled their note in the amount of $720,084, which was subsequently reissued by the Company to the noteholder. Additionally, the Company issued eVance a note in the amount of $675,000 in exchange for eVance waiving any claims for breach of the Purchase Agreement between eVance and the Company. The $675,000 note bears interest of 12% per annum payable monthly, matures on November 30, 2017 and is secured by 2,000,000 shares of the Company's common stock. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and the Company and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note issued by the Company up to a maximum of $675,000.

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

The following unaudited information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheets:

March 31, 2015
Current assets
Cash and equivalents	$197,634
Accounts receivable	505,353
Restricted cash	51,494
Other	80,776
Total current assets	835,257
Property and equipment, net	236,549
Residual portfolios	7,387,356
Other intangible assets, net	97,211
Equity investments	212,000
Deposits held by lenders and other	863,028
Total current assets - discontinued operations	$9,631,401
Current liabilities - discontinued operations
Accounts payable, accrued expenses and interest payable	$525,449
Current portion of long-term debt	2,404,463
Total current liabilities	2,929,912
Long-term debt	6,784,820
Total liabilities	$9,714,732

The following unaudited information presents themajor classes of line items constituting the Company's loss on sale of its U.S. Operations, recorded in its condensed consolidated statements of loss for the three and nine months ended December 31, 2015:

November 30, 2015
Assets included in U.S. Operations Sale
Cash and equivalents	$162,095
Accounts receivable	77,803
Restricted cash	51,494
Other current assets	172,460
Property and equipment, net	222,908
Residual portfolios	6,991,261
Other intangible assets, net	80,371
Equity investments	146,600
Deposits held by lenders and other	610,073
Promissory note from Calpian, Inc.	675,000
Total	9,190,065
Liabilities assumed by buyer:
Debt	8,279,916
Total liabilities	8,279,916
Net Assets received by buyer:	910,149
Other expenses relating to sale:
Sub-debt discount write-down	(394,481)
Legal and other	(664,544)
Total Loss on Sale of U.S. Operations	$(1,969,174)

The following unaudited information present the major classes of line items constituting the after-tax income or loss of discontinued operations in the condensed consolidated statements of loss:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2015		2014	2015		2014
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Revenue, net:
Residual portfolios	$290,239	(1)	$868,649	$1,594,475	(1)	$3,020,494
Processing fees	1,379,289	(1)	4,407,484	5,880,911	(1)	13,490,237
Other	326,838	(1)	385,289	1,362,559	(1)	1,226,594
Total revenues	1,996,366	(1)	5,661,422	8,837,945	(1)	17,737,325
Cost of revenues:
Residual portfolio amortization	—	(1)	271,165	263,421	(1)	852,597
Processing and other	1,141,272	(1)	3,645,224	5,126,216	(1)	11,322,176
Other	120,557	(1)	195,340	385,904	(1)	544,572
Total cost of sales	1,261,829	(1)	4,111,729	5,775,541	(1)	12,719,345
Gross profit:	734,537	(1)	1,549,693	3,062,404	(1)	5,017,980
General and administrative expenses
Salaries and wages	276,030	(1)	905,349	1,320,851	(1)	2,607,042
Selling, general and administrative	24,040	(1)	365,828	677,713	(1)	407,650
Depreciation and amortization	—	(1)	31,717	40,987	(1)	56,221
Total general and administrative	300,070	(1)	1,302,894	2,039,551	(1)	3,070,913
Other income (expense)
Interest expense	(299,715)	(1)	(370,102)	(952,940)	(1)	(1,400,195)
Other	—	(1)	—	123,992	(1)	2,859,709
Total other income (expense)	(299,715)	(1)	(370,102)	(828,948)	(1)	1,459,514
Income tax expense	—	(1)	—	—	(1)	—
Gain (loss) from discontinued operations, net of tax	$134,752	(1)	$(123,303)	$193,905	(1)	$3,406,581

(1) - As the Company's U.S. Operations were divested on November 30, 2015, the unaudited financial information presented above includes only two month and eight month results for the periods within the current fiscal year.

The following unaudited information presents the major classes of line items constituting significant operating and investing cash flow activities in the condensed consolidated statements of cash flows relating to discontinued operations. There were no significant non-cash transactions during the periods presented:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2015		2014	2015		2014
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Cash Flow: major line items
Portfolio Amortization	$—	(1)	$308,463	$263,421	(1)	$308,463
Depreciation and amortization	—	(1)	43,969	56,785	(1)	43,969
Purchases of property and equipment	—	(1)	15,453	7,186	(1)	15,453

(1) - As the Company's U.S. Operations were divested on November 30, 2015, the unaudited financial information presented above includes only two month and eight month results for the periods within the current fiscal year.

16 - SUPPLEMENTAL CASH FLOW INFOMATION

The table below provides a summary of non-cash activities:

	Nine Months Ended
	December 31,
	2015	2014
Common stock issued in exchange for residual portfolios	$—	$3,150
Warrants issued as part of debt and equity financings	1,358,512	704,606
Subordinated debt converted to common stock	1,204,000	300,000
Conversion of Series C preferred converted to common stock	—	1,000,000
Cancellation of common stock	602,214	680,179
Reclassification of derivation liability on equity exchange	620,603	—
Interest Paid, net of amounts capitalized	1,006,998	2,177,147
Taxes Paid	—	—

17 - SUBSEQUENT EVENTS

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

Additionally, the Company issued 1,652 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 2,752,639 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,651,583 in consideration for the issuance of the securities.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Prior to the sale of its U.S. Operations on November 30, 2015, Calpian, Inc. was in the business of acquiring recurring monthly residual income streams derived from credit card processing fees paid by retail merchants in the United States (“residual portfolios”).  We do not act as a credit card processor, but simply as a purchaser of revenue streams resulting from the relationships between processors and independent sales organizations (“ISOs”).
Also, prior to the sale of its U.S. Operations, Calpian Commerce, Inc., was in the business of delivering credit and debit card-based internet payments processing solutions to merchants operating in physical “brick and mortar” business environments and in settings requiring wired as well as wireless mobile payment solutions.  It also operated as an ISO generating individual merchant processing contracts in exchange for future residual payments.
The sale of its U.S. Operations have allowed the Company to focus entirely on executing its growth strategy for MoenyOnMobile, a mobile payments service provider that allows Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality. During the current fiscal year MoenyOnMobile’s growth strategy produced positive results in both agent retail locations and number of cumulative users that have accessed these services.
RESULTS OF OPERATIONS
For the three months ended December 31, 2015 compared to the quarter ended December 31, 2014, the unaudited results of the Company's continuing operations and consolidated net loss:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2015	2014		2015	2014
		Restated			Restated

Revenues	$1,609,192	$1,671,480	(1)	$4,324,127	$4,107,835	(1)
Cost of revenues	716,933	1,087,637	(1)	2,232,602	2,532,131	(1)
Gross profit	892,259	583,843		2,091,525	1,575,704

Net loss	$(6,549,350)	$(2,339,523)		$(14,412,176)	$(5,776,859)
(1) During the 4th quarter 2015, the Company changed its presentation for reporting certain revenue transactions for MoenyOnMobile from a 'Gross' to 'Net' basis. For comparable purposes, prior year presentation of MoenyOnMobile's Revenues, net and Cost of Sales have been restated. For more information on this change in classification refer to Note 2: Accounting Policies in the Company's Condensed Consolidated Financial Statements.
Three months ending December 31, 2015
Revenue for MoenyOnMobile decreased $(62,288) or (3.7)% in 2015 compared to 2014 due entirely to foreign exchange movements. Based on the average foreign exchange rate for each period, the U.S. dollar strengthened by approximately 6.6% from 2014 to 2015. Gross profit percentage improved due to higher volume on Direct Remittances for MoenyOnMobile was 55.4% in 2015 compared to 34.9% in 2014.
Net losses were $(6.5) million, or $(0.10) per share in 2015 compared to $(2.3) million, or $(0.04) per share in 2015.  Due to net losses, the Company had no current U.S. federal tax provision at either December 31, 2015 or March 31, 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

Nine months ending December 31, 2015
Revenue for MoenyOnMobile increased $216,292 or 5.3% in 2015 compared to 2014 primarily due to the growth in number and volume in transactions. Gross profit percentage for MoenyOnMobile was 48.4% in 2015 compared to 38.4% in 2014.
Net losses were $(14.4) million, or $(0.32) per share in 2015 compared to $(5.8) million, or $(0.15) per share in 2015.  Due to net losses, the Company had no current U.S. federal tax provision at either December 31, 2015 or March 31, 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.
LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoenyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the quarters ended December 31, 2015 and 2014.
As of December 31, 2015, our liquidity was $2.4 million in cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at MoenyOnMobile. To meet the large debt repayments the Company sold its U.S. operations on November 30, 2015 and continues to contemplate numerous strategies to meet its remaining debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(0.4) million in 2015 compared to $(5.8) million in 2014. The change in net cash used in operating activities in 2015 is due to a net loss in 2015 of $(14.4) million compared to the net loss of $(5.8) million in 2014. In both periods there was non-cash expenses of depreciation, amortization and equity award expense that slightly offset the net loss position. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.1) million in 2015 compared to net cash used in investing activities of $(3.7) million in 2014. There was minimal activity in 2015. In 2014 the Company had a cash outflow of $3.5 million for an office building in Mumbai, India by MMPL and purchased $0.9 million of residual portfolios for its U.S. operations.
Net cash provided by financing activities was $1.7 million in 2015 compared to net cash provided by financing activities of $2.6 million in 2014. During 2015, the Company refinanced the loan on its office building in India resulting in a cash outflow of $2.1 million and relating $2.3 million inflow. Also, $16.5 million of principal payments were made on the Company's notes payable and bank loan, offset by the issuances of $10.0 million of notes payable. A portion of these notes payable were used to facilitate the sale of the Company's U.S. Operations. The Company also received $3.6 million relating to its financing activities during 2015. The Company also issued a $2.0 million note to an investor, which was subsequently exchanged, along with other consideration, for DPPL shares held by the Company. In 2014, the Company received $3.3 million relating to its financing activities and $2.3 million for financing its India office building, offset slightly by $0.2 million for deferred financing fees.
Going Concern
Our independent auditors included an explanatory paragraph in their report on the our annual audited financial statements for the year ended March 31, 2015 regarding concerns about our ability to continue as a going concern. Additionally, our unaudited condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses, significant recent sale of our domestic income producing portfolio assets, upcoming divestiture of the remaining U.S. operations (excluding corporate functions) and the continuing and immediate need for capital raising to fund operations and future growth opportunities in MoenyOnMobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. This plan involved sale of the remaining U.S. operations, which has allowed us to re-pay the outstanding balance of our senior credit facility and a portion of our senior promissory notes. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MoneyOnMobile's primary market risk is availability of capital to purchase inventory as there is no functional credit system in India and all parties are operating on a pre-paid basis. MoneyOnMobile must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and represent the periods when the MoneyOnMobile services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of MoneyOnMobile retailers to direct customers to alternative payment systems.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15.  The Company disclosed ineffective disclosure controls and procedures in its internal control over financial reporting, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures remain ineffective as of December 31, 2015, because of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of December 31, 2015. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of December 31, 2015, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively.  In light of these material weaknesses, management has concluded that, as of December 31, 2015, the Company did not maintain effective internal control over financial reporting.
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