Form 10-K
period 2016-03-31
Calpian, Inc.
filed 2016-08-19
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016 or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File No. 000-53997

MONEYONMOBILE, INC.
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
Yes  ☐  No  ☑
The aggregate market value of the common equity held by non-affiliates as of September 30, 2015 was $16,327,602.
The number of shares outstanding of the registrant’s common stock as of August 19, 2016 was 54,041,620.

Documents Incorporated By Reference

None

INTRODUCTORY COMMENT

In this Annual Report on Form 10-K, we refer to MoneyOnMobile, Inc. as “MoneyOnMobile,” “Company,” “we,” “us,” and “our.”
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

PART I

ITEM 1    BUSINESS
Organizational History
MoneyOnMobile, Inc., a Texas corporation headquartered in Dallas, Texas, was incorporated on May 30, 2006, as Toyzap.com, Inc., and became a public company on May 7, 2008, through a self-underwritten registered public offering of 4,000,000 shares of $.001 par value common stock.  The offering raised $150,000 that was used to pursue a business strategy that never commenced operations.  The “shell company”, Toyzap.com, Inc., was acquired by members of the Company’s current management team, affiliates thereof, and certain other purchasers, on April 23, 2010, pursuant to purchase agreements whereby approximately 99% of the Company’s then issued and outstanding common stock was acquired.  At such time, the former management and Board of Directors resigned and a new management team and Board of Directors were appointed, who then redirected the business focus of the Company to the business plan described below.  On September 3, 2010, the Company changed its name to “Calpian, Inc.” pursuant to approval obtained at a meeting of our shareholders.  On August 9, 2016, the Company changed its name to "MoneyOnMobile, Inc." pursuant to approval obtained at a meeting of our shareholders. The Company’s common stock began trading in the over the counter (“OTC”) market on March 4, 2009.
In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million.
Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets of the Company including its partially-owned joint venture Calpian Residual Acquisition, LLC, and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. There is no continuing cash inflows or outflows from or to the discontinued operations.
In March 2012, the Company began to invest in a Mumbai, India-based mobile money system catering to India's vast unbanked and under-banked populations with simple transaction services. It allows consumers to deposit cash with one of our agents at a retail location. The Company's investment was achieved by acquiring equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“MMPL”).  Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to its customer base. These companies are all organized under the laws of India and headquartered in Mumbai, India.  MoneyOnMobile, Inc. is the primary beneficiary of MMPL.
On March 31, 2015, My Mobile Payments Limited executed a business transfer agreement to sell its business to DPPL. As of March 31, 2016, the Company has acquired 68.6% and 8.17% of the outstanding common stock of DPPL and MMPL, respectively.  The Company and MMPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of MMPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.

Business Overview
The Company operates one business segment: MoneyOnMobile, an India based mobile wallet service used to pay for goods and services from a mobile phone and to make other financial transactions.

MONEY ON MOBILE – ELECTRONIC PAYMENTS IN INDIA
MoneyOnMobile allows consumers, to deposit funds into their mobile wallet or to perform a financial transaction through its robust agent network of 313,541 retail locations as of April 30, 2016. Consumers use their mobile phones to make certain routine payments for utilities or to transfer currency to other consumers using text-messaging and mobile application technology.  Customer contracts, and the license to operate have been issued by the Reserve Bank of India, and are the property of My Mobile Payments Limited (MMPL), which maintains custody of customers’ funds in accordance with India’s regulations.  Another MoneyOnMobile company, Digital Payments Processing Limited (DPPL), owns and operates the retail agent network, the customer support call center, the sales support functions, and the intellectual property necessary to process transactions.
MoneyOnMobile representatives Messrs. Montgomery and Arey are two of the four members of DPPL’s board of directors.  Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote.  Mr. Montgomery also is one of 6 members of MMPL’s board.
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
India is the second largest mobile market in the world with about 400,000 telecom towers according to the “2013-14 Annual Report” of the Telecom Regulatory Authority of India.  According to the reports, as of March 31, 2014, India had 904.5 million mobile phone subscribers (58.9% urban - 41.1% rural), a year-over-year increase of 4.2%.
Currently in India, there are 15 wireless and 6 “Direct to Home” (“DTH”) satellite television providers, and no one player is dominant in either market. Mobile talk time is sold through company-owned or large retail stores.  The proliferation of mobile operators presents a problem for small retailers who would like to sell minutes for a profit.  In order to make sure they have minutes in inventory from the right operator, the retailer must have a funds deposited with each provider.  Stores face a major capital expense in establishing each of these relationships and maintaining multiple inventories.
MoneyOnMobile Business Model
In India, consumers are often required to prepay for certain utilities, such as mobile phone services or their electricity, and because bank accounts and credit cards are only used by a small portion of the Indian population, consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.
MoneyOnMobile offers electronic wallet services (“M-wallet”), similar to carrying a prepaid debit card, however using the consumer’s mobile phone. MoneyOnMobile is the first in India to have a multi-lingual app for a service in this category. By using this application, customers, through its robust agent network, can pay for goods and services and send money anytime and anywhere. MoneyOnMobile service uses cell telephone numbers to identify the consumer.
The MoneyOnMobile service launched in April 2011 and as of June 30, 2016 has provided service to more than 170 million unique phone number users, processing over $227 million in transaction volume in fiscal year 2016 MobileOnMoney is ranked as one of the top mobile money providers globally based on the number of unregistered users who used the mobile money service as compiled by GSMA’s 2015 Global Adoption Survey. MoneyOnMobile also announced the launch of its domestic mobile money order service for customers in January 2015. MMPL currently has a license to operate a payments system received from the Reserve Bank of India. Renewal is required in October 2018, which we expect to receive.

MoneyOnMobile acts as an intermediary between:

•	Utility providers;

MoneyOnMobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  MoneyOnMobile maintains a balance of these units held for resell.

•	Retailers / mobile money agents;

For businesses, MoneyOnMobile acts as an intermediary, a single vendor providing mobile payment solutions to most cellular and DTH providers, allowing a small retailer to sell minutes from any provider.  MoneyOnMobile can compile up-to-date intelligence about its merchants’ prospective customers from the ever-growing volume of daily transactions it processes. Individual retailers are able to execute "retailer assisted transactions" with consumers to provide all available services.

•	Consumers;

The consumer is able to digitize their cash into the MoneyOnMobile system leveraging our agent network. This occurs when the consumer pays cash at any of our independent retailer stores.  To move funds from the user’s account to another individual's account, a text message to the MoneyOnMobile network tells who and what amount to pay.  The amount is instantly deducted from the sender’s account and credited to the recipient’s bank account. Both parties receive a confirmation within seconds of the money transfer.
Additionally, once a consumer has established a MoneyOnMobile electronic wallet account, they can use MoneyOnMobile’s technology to facilitate peer-to-peer or non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers, utilities and other MoneyOnMobile consumers. MoneyOnMobile also earns a transaction fee for these services.

Business Developments
MoneyOnMobile signed an agreement with Enfold, a third party vender, and MicroSoft to provide digital lockers for the 170 million individuals that constitute MoneyOnMobile’s unique user base.
As part of the company’s philosophy of doing well by doing good, MoneyOnMobile recently launched accident insurance, a new financial services product for our consumers.
MoneyOnMobile also launched digital gift cards which allows consumers to make purchases online at several eCommerce vendors, including Amazon.in and Flipkart.

MONEYONMOBILE, INC. - OTHER INFORMATION

Employees
At March 31, 2016, the Company employed five people at its executive offices located in Dallas, Texas.  During the year, we utilized independent consultants to assist with certain accounting, financial reporting, and administrative matters.  DPPL and MMPL combined employed nearly four hundred full and part-time employee.  The Company and our affiliates have no employment or collective bargaining agreements and we believe our employee and independent contractor relationships are satisfactory.

Intellectual Property
Among the assets acquired and comprising MoneyOnMobile are proprietary software products, trademarks, trade names, Reserver Bank of India license and other intellectual property together with the related patent and copyright filings and documents protecting such property.

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
Risks Relating To the Company and MoneyOnMobile

We have incurred significant losses since inception.
We had an accumulated deficit of $40.1 million and $24.1 million on March, 31, 2016 and 2015, respectively. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future.  As such, we are subject to all risks incidental to the sales and development of our product offerings, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of March 31, 2016 have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued in their report stating that our recurring operating losses and negative cash flows from operating activities raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

Evolving products and technological changes could make MoneyOnMobile's services obsolete.
We anticipate the services being offered by MoneyOnMobile will continue to evolve and be subject to technological change. Accordingly, MoneyOnMobile's ability to maintain a competitive advantage and build its business requires it to continually invest in research and development.  Many of the companies we expect to compete with MoneyOnMobile have greater capital resources, research and development staffs, and facilities than MoneyOnMobile. MoneyOnMobile's services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches. Additionally, MoneyOnMobile's processing technology platform will require upgrades to meet the company's business plan, and new problems or delays could develop and limit MoneyOnMobile’s ability to grow.

We anticipate the industry in which MoneyOnMobile operates will be subject to intense competition.
There are several direct competitors to MoneyOnMobile currently conducting business in India, and some have access to large markets of existing phone subscribers. Once these companies fully implement their strategies, the competition in India for the services being provided by MoneyOnMobile may intensify significantly.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill totaling $13.8 million at March 31, 2016 resulting from our MoneyOnMobile acquisition.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecast, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

MoneyOnMobile is subject to the risks faced by new businesses.
MoneyOnMobile is an early-stage company with a limited operating history and lacks profitability in recent periods, and is, therefore, subject to many of the risks and uncertainties faced by new enterprises. There is no assurance MoneyOnMobile will be able to manage its business effectively, identify, employ, and retain any needed management or technical personnel, further develop and implement its services, obtain third-party contracts or financing, or achieve the other components of its business plan.

Political, economic, social, and other factors in India may adversely affect businesses.
The ability for businesses to grow may be adversely affected by political, economic, and social factors or changes in Indian law or regulations or the status of India’s relations with other countries. In addition, there may be significant differences between the Indian and U.S. economies such as the rate of gross domestic product growth, the rate of inflation, capital reinvestment, resource self-sufficiency, and balance of payments positions. Government actions in the future could have a significant effect on the Indian economy and have a material adverse effect on the ability MoneyOnMobile to achieve its business objectives.

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
MoneyOnMobile’s functional currency is the Indian rupee, and its financial statements must be converted to U.S. dollars when preparing our financial statements. Changes in the exchange rate between the two currencies can cause reported financial results to fluctuate and a weakening rupee relative to the U.S. dollar would negatively impact our earnings. Additionally, the return on our investment in DPPL and MMPL, if any, may be less than expected if the exchange rates are less favorable at the time of realization.

Exchange controls in India may limit MoneyOnMobile’s ability to utilize its cash flow effectively.
We expect to be subject to India’s rules and regulations on currency conversion with respect to our investments in DPPL and MMPL. In India, the Foreign Exchange Management Act ("FEMA") regulates the conversion of the Indian rupee into foreign currencies. Today, companies in many industries are permitted to operate in India without any special restrictions, effectively placing them on par with wholly, Indian-owned companies. Foreign exchange controls also have been substantially relaxed. However, the Indian foreign exchange market is not yet fully developed, and there is no assurance the Indian authorities will not revert to regulating companies and imposing new restrictions on the convertibility of the Indian rupee. Any future restrictions on currency exchanges may limit our ability to repatriate MoneyOnMobile’s earnings or receive dividends.

We may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against MoneyOnMobile.
MoneyOnMobile is organized in India and all of its assets are located in India. As a result, in the event of a dispute between MoneyOnMobile and us, we may be unable to effect service of process upon MoneyOnMobile outside of India. In addition, we may be unable to enforce against MoneyOnMobile judgments obtained in U.S. courts.

We lack overseas investing experience.
MoneyOnMobile is our first investment outside of the U.S. and our management team has limited international investing experience. We could misunderstand regulatory, cultural, or other pervasive aspects of doing business in India that could negatively impact our investment or our results of operations.

Risks Relating to Industry

The payments industry is highly competitive and we expect to compete with larger firms having greater financial resources. Such competition could increase and adversely influence our prices to merchants and our operating margins.
We compete in a highly competitive market with a wide variety of processing service providers. Developing and maintaining our growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. If competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable results of operations.

Our continued growth depends on our ability to maintain or increase our average net revenue yield
One of the key measures we use to assess our financial performance is our average net revenue yield, which we calculate by dividing adjusted net revenue by the total payment volume of the transactions we process. Our average net revenue yield may be affected by a number of factors, including increased competition, pressure from merchants and/or agents, and acquisitions. In order to maintain our competitiveness, we must continue to ensure that our payment processing system provides a more convenient and attractive option for both merchants and customers than alternative systems that may not require payment of a processing fee. Retail banks and various payment service providers are already and may become available to our consumers. To attract consumers, we also offer certain services on a commission-free basis, such as peer-to-peer transfers and certain payments in e-commerce. Despite our efforts, consumers may still choose to use other payment systems, even if those systems do not offer the convenience that we do, because they charge lower fees. In addition, because agents are able to switch between different payment processing systems, we may face additional pressure to reduce the fees we charge due to increased competition from other payment service providers.
We are subject to the economic risk and business cycles of our merchants and agents and the overall level of consumer spending.
The payment services industry depends heavily on the overall level of consumer spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Economic factors such as employment levels, business conditions, energy and fuel costs, interest rates, inflation rate and the strength of the rupee against foreign currencies could reduce consumer spending or change consumer purchasing habits. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If our merchants make fewer sales of their products and services using our services or consumers spend less money per transaction, we will have fewer transactions to process at lower amounts, resulting in lower revenue. A further weakening in the economy could have a negative impact on our merchants, as well as consumers who purchase products and services using our payment processing systems, which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our payment processing volume. In addition, these factors could force some of our merchants and/or agents to liquidate their operations or go bankrupt, or could cause our agents to reduce the number of their locations or hours of operation, resulting in reduced transaction volumes. We also have a certain amount of fixed costs, including salaries and rent, which could limit our ability to adjust costs and respond quickly to changes affecting the economy and our business.
We do not control the rates of the fees levied by our agents on consumers.
Our agents pay us an agreed fee using a portion of the fees levied by them on consumers. The fee paid to us by the agent is based on a percentage of the value of each transaction that we process. However, in certain cases the amount of fees levied by an agent on a consumer for each particular transaction is determined by such agent at its own discretion. We do not cap the amount of such fees or otherwise control it. We believe that the fees set by our agents are market-driven, and that our interests and our agents’ interests are aligned with a view to maintaining fees at a level that would simultaneously result in our agents’ profitability and customer satisfaction. However, we can provide no assurance that our agents will not raise fees to a level that will adversely affect the popularity of our products among consumers. At the same time, if we are forced to cap customer fees to protect the strength of our brand or otherwise, we may lose a significant number of agents, which would reduce the penetration of our physical distribution network. In limited instances, we have introduced such caps at the request of our merchants. No assurance can be made that this trend will not increase. Material increases in customer fees by our agents or the imposition of caps on the rates of such fees by us could have an adverse effect on our business, financial condition and results of operations.

A decline in the use of cash as a means of payment or a decline in the use of our merchants may result in a reduced demand for our services.
Substantially all of our business is in India where a substantial part of the population relies on cash payments, rather than credit and debit card payments or electronic banking. We believe that our profitability depends on the use of cash as a means of payment and the reach of our merchant network. There can be no assurance that over time, the prevalence of cash payments will not decline as a greater percentage of the population in emerging markets adopts credit and debit card payments and electronic banking. The shift from cash payments to credit and debit card payments and electronic banking could reduce our market share and payment volumes and may have a material adverse effect on our business, financial condition and results of operations.

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
Payment system operators like MoneyOnMobile are subject to the Indian Payments and Settlement Systems Act 2007 and operate under the authority and board oversight of the Reserve Bank of India (“RBI”). Although the RBI has reviewed the operations, systems, and processes of MoneyOnMobile, and has licensed it to operate a payments system in India through October 24, 2018, the RBI has the authority to revoke this license at any time should MoneyOnMobile's operations not continue to meet standards primarily relating to the custody of, and accountability for, consumer funds. Such revocation would seriously and negatively affect the value of MoneyOnMobile. In addition, increased regulatory focus could result in additional obligations or restrictions with respect to the services MoneyOnMobile provides.

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

If we were to inadvertently transmit money on behalf of, or unknowingly conduct business with, a prohibited individual, we could be required to pay significant damages, including fines and penalties. Likewise, any intentional or negligent violation of anti-money laundering laws by our employees could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdiction.

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
A Registration Statement on Form S-3, or Form S-3, permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed all required reports for a period of 12 months. Because we did not timely file our Quarterly Report on Form 10-Q for the quarterly period ended June 30, September 30 and December 31, 2015, we will not be eligible to use Form S-3 for a period of at least 12 months after the filing date of any delinquent filings (assuming we timely file our subsequent filings within such 12 month period).
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

We do not have a majority of independent directors.
We do not possess a majority of “independent directors” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market and our Board of Directors may never have a majority of independent directors. In the absence of a majority of independent directors, our existing directors, who also are significant shareholders, could establish policies and enter into transactions without independent review and approval.

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

The price of our common stock may be volatile, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them. Our securities are currently quoted on the OTC Pink and, thus, your ability to sell your shares in the secondary market may be limited.
We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market in our common stock. The failure to achieve and maintain an active and liquid market for our common stock means that you may not be able to dispose of your common stock in a desirable manner and the price for our shares may fluctuate greatly.

Moreover, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition. Further, our ability to file the Company's periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 on a timely basis may adversely impact the your ability to trade the Company's shares on the secondary market.

ITEM 1B    UNRESOLVED STAFF COMMENTS
None.

ITEM 2    PROPERTIES
Our office facilities are listed in the following table.  Our principal executive offices located in Dallas, Texas are leased. In May 2014, My Mobile Payments Limited purchased an office building in Mumbai, India. We believe our current facilities have the capacity to meet our needs for the foreseeable future and alternate or additional space is readily available near our current locations should we need to move or acquire additional space.

Approximate
Location	Square Feet
MoneyOnMobile, Inc.
Dallas, Texas	6,000
My Mobile Payments Limited
Mumbai, India	11,400

ITEM 3    LEGAL PROCEEDINGS

Reinvention Capital Advisors. v. Calpian, Inc.
Civil Action No.: 2:15-cv-06689-JD

Plaintiff commenced this action against the Company in the United States District Court for the Eastern District of Pennsylvania on or about December 18, 2015.  The Complaint alleges a single cause of action for breach of contract against the Company surrounding the Company’s alleged failure to pay Plaintiff for certain investment banking and financial advisory services.  Plaintiff seeks compensatory damages in the amount of $500,996.26, along with an unspecified amount of attorneys’ fees, interest, and costs.

The Company’s filed an answer in this matter on February 3, 2016.  In its Answer, the Company denied the material allegations of the Complaint and asserted numerous affirmative defenses.  At this time it is difficult to estimate the likelihood of an adverse award.  The Company has indicated that it intends to vigorously defend this matter.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
MoneyOnMobile common stock is traded in the over the counter (“OTC”) market under the symbol “CLPI.”  Our stock is thinly traded, and a robust, active trading market may never develop.  The market for the Company’s common stock has been limited, volatile, and sporadic and could be subject to a number of risk factors (see “Risks Relating To Our Common Stock” in Item 1A of this Annual Report).
The transfer agent for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway Suite102, Frisco, Texas 75034 Telephone: 469-633-0101 Website: www.stctransfer.com.
The following table sets forth the high and low bid prices of our common stock as reported by Nasdaq.com.  They reflect interdealer prices without retail markup, markdown, or commissions, and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2016
First Quarter	$0.80	$0.41
Second Quarter	0.70	0.45
Third Quarter	0.65	0.40
Fourth Quarter	0.81	0.34
Fiscal 2015
First Quarter	$1.52	$0.82
Second Quarter	1.20	0.77
Third Quarter	0.94	0.33
Fourth Quarter	0.85	0.35
The last price of our common stock as reported by www.OTCMarkets.com on August 18, 2016 was $0.80.
Common Shareholders
On August 19, 2016, we had approximately 481 shareholders of record.
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
Shares Authorized For Issuance Under Equity Compensation Plans
The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 Equity Incentive Plan as of March 31, 2016.

	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options,	(B) Weighted-Average Exercise Price Of Outstanding Options,	(C) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity Compensation Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))
Plans Approved By Security Holders	3,480,000	$0.74	20,000
Plans Not Approved By Security Holders	—	—	—
Total	3,480,000	$0.74	20,000
On June 1, 2016, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission to register its 2016 Equity Incentive Plan, which registered 3,000,000 shares of the 6,000,000 shares issuable under the plan.
Unregistered Sales of Equity Securities
In January 2016, the Company issued an aggregate of 318,181 shares of Common Stock and warrants to purchase an aggregate of 159,090 shares of Common Stock at an exercise price of $0.65 (collectively the “CLPI Securities”) to two accredited investors (“CRA Investors”) that had made an aggregate investment of $175,000 directly into CRA, a subsidiary of the Company. The Company entered into an exchange agreement with the CRA Investors pursuant to which the Company issued the CLPI Securities in exchange for their equity investment into CRA.  The exchange and issuance of the CLPI Securities were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Except as disclosed above, for the year ending March 31, 2016, the Company has previously furnished all equity transactions in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

EXECUTIVE OVERVIEW
MoneyOnMobile is a mobile money service provider allowing Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality. During the current fiscal year MoneyOnMobile’s growth strategy produced positive results in both agent retail locations and number of cumulative users that have accessed these services.
Consolidated Revenues increased by $0.5 million or 9.0% in 2016 compared to 2015. Consolidated Gross Profit increased by $0.6 million or 28.5% in 2016 compared to 2015. The increase in both Revenue and Gross Profit is due exclusive to the growth in more profitable service offerings at MoneyOnMobile.

SUMMARY OF SIGNIFICANT EVENTS
Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets of MoneyOnMobile, Inc., including Calpian Residual Acquisition, LLC and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. There is no continuing cash inflows or outflows from or to the discontinued operations. In consideration for the acquired assets, eVance assumed certain of the Company’s liabilities, including an aggregate of $9,000,000 of notes payable and certain of the Sellers’ outstanding contractual obligations.

On April 12, 2016, the Company and eVance entered into a purchase price adjustment agreement and a cancellation of securities acknowledgment with one of eVance’s note holders whereby the note holder canceled their note in the amount of $720,084, which was subsequently reissued by the Company to the note holder. Additionally, the Company issued eVance a note in the amount of $675,000. The $675,000 note bears interest of 12% per annum payable monthly, matures on November 30, 2017 and is secured by 2,000,000 shares of the Company's common stock. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and the Company and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note issued by the Company up to a maximum of $675,000.

RESULTS OF OPERATIONS
For the year ended March 31, 2016 compared to the year ended March 31, 2015:

	2016	2015
	(unaudited)	(unaudited)
Revenues, net:	$6,295,739	$5,773,394
Cost of sales:	3,394,859	3,516,553
Gross profit:	2,900,880	2,256,841

Net loss	$(19,727,913)	$(9,356,411)
Revenues in 2016 were higher than in 2015 by $0.5 million or 9.0% due to increases in monthly customer base and higher volume of usage by existing consumers.  Gross profit percentage was 46.1% in 2016 compared to 39.1% in 2015. General and administrative costs increased by $5.1 million or 41.2% compared to 2015 due primarily to direct commissions and other fees paid associated with capital raising to fund the growth strategies.
Additionally, the Company incurred interest and financing costs of $3.0 million and $1.3 million in 2016 and 2015.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(16.0) million, or $(0.34) per share in 2016 compared to $(8.8) million, or $(0.22) per share in 2015.  Due to net losses, the Company had no current U.S. federal tax provision in either 2016 or 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	2016	2015
	(unaudited)	(unaudited)
Revenues, net:
MoneyOnMobile	$1,971,612	$1,641,549
Cost of sales:
MoneyOnMobile	1,162,257	963,581
Gross profit:
MoneyOnMobile	809,355	677,968

Revenues for MoneyOnMobile in 2016 were higher than in 2015 by $0.3 million or 20.1%. The growth achieved is primarily due to increases in the number of monthly transactions, the Indian Rupee amount processed across all service offerings, and adding new services and agents.  Gross profit percentage was 41.1% in 2016 compared to 41.3% in 2015.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoneyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the years ended March 31, 2016 and 2015.
As of March 31, 2016, our liquidity was $2.1 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at MoneyOnMobile. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash provided by operating activities was $0.8 million in 2016 compared to net cash used of $(6.5) million in 2015. Net loss from continuing operations in 2016 was $(17.7) million compared to $(11.6) million in 2015. The primarily change in cash provided by operating activities was $4.9 million of expenses for services and consulting that was paid for in equity awards, compared to $0.4 million in 2015. Also, deferred consulting fee amortization was $3.1 million compared to $0.4 million in 2015. Additionally, during 2016 the Company sold its U.S. Operations on November 30, 2015, incurring a loss on sale of $2.4 million. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.6) million in 2016 compared to net cash used in investing activities of $(0.4) million in 2015. Activity in 2016, was mainly insignificant purchases of equipment and software. In 2015, the Company received cash proceeds of $7.5 million from the sale of its residual portfolios. Offsetting the cash inflow was purchases of residual purchases of $3.2 million and an office building in Mumbai, India by MMPL for $3.8 million.
Net cash provided by financing activities was $0.9 million in 2016 and $0.6 million in 2015. In 2016, the Company made debt payments totaling $14.6 million and debt borrowing totaling $10.1 million, of which $7.4 million related to the sale of its U.S. Operations. Also, in 2016, the Company refinanced its India mortgage, paying $2.2 million and borrowing $2.3 million. Lastly, the Company received $6.0 million for issuance of common stock and warrants, $0.6 million for issuance of preferred stock and $0.3 million for contributions received from noncontrolling interests. During 2015, the Company paid down borrowings totaling $6.7 million, offset by $1.2 million of additional borrowings, $3.4 million proceeds to purchase a building in India and receiving $3.2 million for issuance of common stock and warrants.

Going Concern
Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Additionally, our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses, significant recent divestiture of our U.S. Operations (excluding corporate functions) and the continuing and immediate need for capital raising to fund operations and future growth opportunities in MoneyOnMobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

We believe the critical accounting policies described below involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of financial instruments

•	Goodwill

•	Fair value measurements

•	Business combinations
As our operations expand, we may identify additional critical accounting policies in the future. See Summary of Significant Accounting Policies in Note 2 of our consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MoneyOnMobile
Our primary market risk for MoneyOnMobile is availability of capital to purchase inventory as there is no functional credit system in its primary market and all parties are operating on a pre-paid basis. MoneyOnMobile must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and respresent the periods when the MoneyOnMobile services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of MoneyOnMobile retailers to direct customers to alternative payment systems.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MoneyOnMobile, Inc.

We have audited the accompanying consolidated balance sheets of MoneyOnMobile, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoneyOnMobile, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

New York, New York
August 19, 2016

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2016	March 31, 2015
ASSETS
Current Assets
Cash and equivalents	$2,119,794	$1,095,827
Due from distributors	4,938,790	684,210
Advances to aggregators	717,924	3,288,850
Other current assets	819,744	1,122,735
Current assets - discontinued operations	—	9,628,107
Total current assets	8,596,252	15,819,729
Property and equipment, net	3,508,835	3,890,064
Equity investments	190,172	201,600
Goodwill	13,810,117	14,633,237
Other intangible assets, net	4,640,092	4,937,104
Other non-current assets	758,549	308,267
Total assets	$31,504,017	$39,790,001
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,789,486	$1,255,085
Accrued liabilities	3,220,242	1,285,027
Related party payables	1,215,401	717,486
Current portion of long-term debt	895,609	332,308
Advances from distributors	4,013,509	658,346
Put liability - Noncontrolling interest investment	3,000,000	—
Current liabilities - discontinued operations	—	10,807,894
Total current liabilities	15,134,247	15,056,146
Long-term debt	5,167,558	6,079,319
Other non-current liabilities	208,816	176,270
Total liabilities	20,510,621	21,311,735
Commitments and contingencies
Preferred stock Series D, 600 shares authorized, 600 and zero shares issued and outstanding as of March 31, 2016 and 2015, respectively	600,000	—
Shareholders' Equity
Common stock 200,000,000 shares authorized, 50,648,438 and 39,314,015 shares issued and outstanding as of March 31, 2016 and 2015, respectively	50,648	39,314
Stock subscribed zero and 1,533,600 shares issued and outstanding as of March 31, 2016 and 2015, respectively	—	1,534
Additional paid-in capital	46,473,010	35,982,933
Accumulated deficit	(40,089,408)	(24,136,830)
Cumulative other comprehensive loss	(1,429,525)	(499,383)
Total MoneyOnMobile, Inc. shareholders’ equity	5,004,725	11,387,568
Noncontrolling interest	5,388,671	7,090,698
Total shareholders' equity	10,393,396	18,478,266
Total liabilities and shareholders' equity	$31,504,017	$39,790,001

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended
	March 31,
	2016	2015
Revenues, net	$6,295,739	$5,773,394
Cost of revenues	3,394,859	3,516,553
Gross profit	2,900,880	2,256,841
General and administrative expenses
Salaries and wages	3,332,645	3,822,589
Selling, general and administrative	13,282,909	7,924,233
Depreciation and amortization	737,463	544,138
Total general and administrative	17,353,017	12,290,960
Operating loss	(14,452,137)	(10,034,119)
Other income (expenses)
Interest expense	(3,047,358)	(1,337,243)
Other	(163,669)	29,288
Total other income (expenses)	(3,211,027)	(1,307,955)
Loss from continuing operations, before income tax	(17,663,164)	(11,342,074)
Income tax expense	(14,827)	(227,176)
Loss from continuing operations	(17,677,991)	(11,569,250)
Income from discontinued operations, net of tax	204,127	2,212,839
Loss on sale of discontinued operations, net of tax	(2,254,049)	—
Net loss	(19,727,913)	(9,356,411)
Net loss attributable to noncontrolling interest	(3,775,335)	(602,093)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(15,952,578)	$(8,754,318)
Other comprehensive (loss) income:
Currency translation adjustments, net of tax	(1,423,659)	(1,292,743)
Total comprehensive loss	$(21,151,572)	$(10,649,154)
Comprehensive (loss) income attributable to:
Noncontrolling interest	(4,166,775)	(974,623)
MoneyOnMobile, Inc. shareholders	(16,984,797)	(9,674,531)
Net loss per share from continuing operations	$(0.38)	$(0.29)
Net (loss) income per share from discontinued operations	$(0.04)	$0.06
Net loss per share, basic and diluted	$(0.34)	$(0.22)
Weighted average number of shares outstanding, basic and diluted	47,075,920	39,333,451

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(19,727,913)	$(9,356,411)
Adjustments to reconcile net loss to cash used in operating activities
Gain on equity investment	—	(29,288)
Deferred financing cost amortization	324,144	216,084
Portfolio amortization	432,075	2,103,521
Subordinated note discount amortization	511,131	410,697
Depreciation and amortization	737,463	704,753
Loss (gain) on sale of assets and other	1,104,607	(5,314,744)
Loss on sale of U.S. Operations	2,254,049	—
Impairment of goodwill	—	2,341,928
Stock based compensation	1,216,146	1,240,139
Deferred consulting fee amortization	3,194,949	425,310
Equity awards issued for services	4,866,526	396,124
Changes in operating assets and liabilities:
Accounts receivable	505,353	(291,465)
Due from distributors	(4,368,033)	327,501
Other assets	2,757,032	(258,321)
Related party payables	192,445	15,605
Accounts payable	1,548,274	315,030
Accrued liabilities	1,853,577	775,903
Advances from distributors	3,427,773	(514,847)
Other liabilities	—	(23,499)
Net cash provided by (used in) operating activities	829,598	(6,515,980)
INVESTING ACTIVITIES
Proceeds from (contributions to) investments	46,247	(164,850)
Investment in residual portfolios	—	(3,226,550)
Proceeds from sale of residual portfolios	—	7,500,000
Purchases of property and equipment	(89,897)	(4,114,957)
Acquisition of intangible assets	(601,330)	(435,645)
Net cash (used in) investing activities	(644,980)	(442,002)
FINANCING ACTIVITIES
Payments on notes payable and bank loan	(7,834,541)	(81,888)
Payments on senior debt	(6,600,000)	(6,570,000)
Borrowings on senior and subordinate notes	3,395,038	1,175,000
Issuance of common stock and warrants	2,229,392	3,252,301
Issuance of preferred stock	600,000	—
Borrowings on notes payable: sale of U.S. Operations	6,675,000	—
Proceeds from long-term debt	2,198,000	2,254,500
Change in restricted cash	(51,494)	1,500
Contributions made by noncontrolling interest	299,960	611,085
Net cash provided by financing activities	911,355	642,498
Foreign currency effect on cash flows	(269,640)	(469,560)
Net change in cash and cash equivalents	826,333	(6,785,044)
Cash and cash equivalents at beginning of year	1,293,461	8,078,505
Cash and cash equivalents at end of year - continuing operations	$2,119,794	$1,095,827
Cash and cash equivalents at end of year - discontinued operations	$—	$197,634
Supplemental disclosures (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	Preferred Stock		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2014	1,000	$1,000,000	29,022,266	$29,022	7,055,837	$7,056	$29,494,797	$(15,382,512)	$7,810,987	$420,830	$23,380,180
Issuance of common stock	—	—	9,607,850	9,608	(6,355,570)	(6,355)	3,249,028	—	—	—	3,252,281
Warrants issued to placement agents	—	—	—	—	—	—	299,625	—	—	—	299,625
Warrants issued with debt financing	—	—	—	—	—	—	704,646	—	—	—	704,646
Conversion of debt to common stock	—	—	216,667	217	(66,667)	(67)	299,850	—	—	—	300,000
Conversion of Series C to common stock	(1,000)	(1,000,000)	—	—	1,000,000	1,000	999,000	—	—	—	—
Stock issued for services	—	—	698,422	698	(100,000)	(100)	372,651	—	—	—	373,249
Acquisition of residual portfolios	—	—	2,100	2	—	—	3,148	—	—	—	3,150
Stock-based compensation	—	—	—	—	—	—	1,240,139	—	—	—	1,240,139
Canceled stock	—	—	(233,290)	(233)	—		(679,951)	—	—	—	(680,184)
Purchase of DPPL shares from noncontrolling shareholder	—	—	—	—	—	—	—	—	(265,876)	—	(265,876)
Issuance of MMPL shares to noncontrolling shareholders	—	—	—	—	—	—	—	—	520,210	—	520,210
Net loss	—	—	—	—	—	—	—	(8,754,318)	(602,093)	—	(9,356,411)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(372,530)	(920,213)	(1,292,743)
Balance, March 31, 2015	—	—	39,314,015	39,314	1,533,600	1,534	35,982,933	(24,136,830)	7,090,698	(499,383)	18,478,266
Issuance of common stock	—	—	5,960,419	5,960	—	—	2,223,432	—	—	—	2,229,392
Warrants issued with equity financing	—	—	—	—	—	—	1,399,336	—	—	—	1,399,336
Warrants issued with debt financing	—	—	—	—	—	—	1,944,356	—	—	—	1,944,356
Warrants issued for services	—	—	—	—	—	—	3,256,309	—	—	—	3,256,309
Canceled warrants, net	—	—	—	—	—	—	(1,265,553)	—	—	—	(1,265,553)
Conversion of debt to common stock	—	—	2,001,515	2,001	—	—	1,201,999	—	—	—	1,204,000
Conversion of Series C to common stock	—	—	533,600	534	(533,600)	(534)	—	—	—	—	—
Stock issued for services	—	—	2,878,889	2,879	—	—	1,607,338	—	—	—	1,610,217
Stock-based compensation	—	—	—	—	—	—	1,216,146	—	—	—	1,216,146
Canceled stock	—	—	(40,000)	(40)	(1,000,000)	(1,000)	(601,174)	—	—	—	(602,214)
Embedded derivative reclassification upon conversion	—	—	—	—	—	—	620,603	—	—	—	620,603
Put liability - Noncontrolling interest investment	—	—	—	—	—	—	(3,000,000)	—	—	—	(3,000,000)
Issuance of DPPL shares to Parent	—	—	—	—	—	—	2,121,672	—	(2,135,243)	13,571	—
Issuance of DPPL shares to noncontrolling shareholders	—	—	—	—	—	—	(234,387)	—	4,599,991	88,506	4,454,110
Net loss	—	—	—	—	—	—	—	(15,952,578)	(3,775,335)	—	(19,727,913)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(391,440)	(1,032,219)	(1,423,659)
Balance, March 31, 2016	—	$—	50,648,438	$50,648	—	$—	$46,473,010	$(40,089,408)	$5,388,671	$(1,429,525)	$10,393,396

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 - OVERVIEW

The Company

In these consolidated financial statements, references to “MoneyOnMobile,” “Company,” “we,” “us,” and “our” collectively refers to MoneyOnMobile, Inc., and its majority-owned Indian enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL") and Payblox Technologies (India) Private Limited ("Payblox").  All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company operates one distinct business unit, which is located in India.

MoneyOnMobile
MoneyOnMobile offers electronic wallet services in India. MoneyOnMobile can be used to pay for goods and services and sending or receiving money using mobile phone text messages, smart phone or internet. Consumers are often required to prepay for certain utilities, such as mobile phone services.  Because bank accounts and credit cards are only used by a small portion of the Indian population, consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.  MoneyOnMobile acts as an intermediary between a) the utility provider and distributors, b) distributors and consumers, and c) consumer and other parties.

As an intermediary between the utility provider and distributors, MoneyOnMobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  MoneyOnMobile maintains an inventory of these utility units held for resell. As an intermediate between distributors and consumers, distributors use MoneyOnMobile’s electronic wallet technology to a) allow consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the consumer.   MoneyOnMobile earns a transaction fee for these services, paid by the consumer. Once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use MoneyOnMobile’s technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other MoneyOnMobile consumers.  MoneyOnMobile also earns a transaction fee for these services, paid by the consumer.

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

Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to its MoneyOnMobile service customer base. Collectively, DPPL, MMPL, and Payblox Technology (India) Private Limited (“Payblox”), operate the MoneyOnMobile enterprise.  MoneyOnMobile is operated locally by a management team based in Mumbai, India, with corporate oversight provided by the executive management based in Dallas, Texas. MMPL currently has a license from the Reserve Bank of India to operate a payments system. Renewal of the license is required in October 2018, and DPPL intends to seek renewal and has no reason to believe it will not receive such renewal.

In January 2014, the Company acquired a majority of the common stock of DPPL, obtaining control of DPPL and, through DPPL’s services agreement, obtaining control of MMPL and Payblox.  As such, MMPL has been determined to be Variable Interest Entity, in the Company’s accompanying consolidated financial statements.  Prior to obtaining control in January 2014, MoneyOnMobile was accounted for an equity method investment.

On March 31, 2015, MMPL and DPPL executed an business purchase agreement, whereby MMPL purchased all the assets of DPPL. The impact of this business combination has been eliminated upon consolidated, as the Company maintained financial control of both entities since January 2014.

Sale of U.S. Operations
Effective November 30, 2015 (11:59pm), the Company divested its U.S. Operations, excluding executive headquarters. There is no continuing cash inflows or outflows from or to the discontinued operations. In consideration for the acquired assets, the buyer assumed certain of the Company’s liabilities, including an aggregate of $8.3 million of notes payable and certain of the Sellers’ outstanding contractual obligations. See Note 17: Sale of U.S. Operations for additional details.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions. Actual results may differ from the estimates used in preparing our consolidated financial statements. Significant estimates include reveune recogniton, valuation of financial instruments, goodwill, fair value measurements and business combinations.

Basis of Presentation
We consolidate entities over which we have control, as typically evidenced by a voting control of greater than 50% or for which we are the primary beneficiary, whereby we have the power to direct the most significant activities and the obligation to absorb significant losses or receive significant benefits from the entity. We separately present our noncontrolling interests in the consolidated financial statements. For affiliates we do not control but where significant influence over financial and operating policies exists, as typically evidenced by a voting control of 20% to 50%, the investment is accounted for using the equity method. In addition, the assets, liabilities, and results of operations of all variable interest entities for which we have determined we are the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant inter-company investments, accounts, and transactions have been eliminated.

Disposition of Assets
On November 30, 2015, CLPI consummated the sale of Calpian Commerce, Inc. and certain portfolio assets of CLPI and CRA. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our consolidated statements of operations. Additionally, these assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of March 31, 2015 retroactively. See note 17 - Sale of U.S. Operations for additional information.

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(19,727,913)and $(9,356,411) for the years ended March 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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

Derivative Financial Instruments
We classifiy as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our own shares providing that such contracts are indexed to our common stock. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counter party a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the consolidated balance sheets using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We previously recorded this liability as a derivative liability within current liabilities in our historical consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our consolidated statements of operations and comprehensive loss. As of March 31, 2016 and 2015, we did not have any outstanding convertible instruments thtat would be classified as a derivative.

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

Due from Distributors
Amounts represent purchases made by MoneyOnMobile consumers for which payment was made to an agent. As of March 31, 2016 and 2015, there were one and three distributors, which comprised 92% and 80%, respectively.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization, using the straight-line method based on estimated useful lives of three to five years. The building purchased in India has an estimated useful life of 39 years.  Repairs and maintenance are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive operations.

Equity Investment
Under the equity method of accounting, the Company records its proportionate share of the net earnings or losses and a corresponding increase or decrease to the investment balance. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during years ended March 31, 2016 or 2015.

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

After reviewing the results of multiple valuation models, a weighted average approach on a financial controlling basis was considered most appropriate comprised of an 80% weight to the market approach (40% precedent transactions (subject company), 15% precedent transactions (comparable company) and 25% guideline public company) and a 20% weight to the income approach (20% discounted cash flow). Additionally, other information such as current market, industry and macro economic conditions were utilized to assist to develop these fair value measurements.

For its MoneyOnMobile annual impairment assessment for the year ended March 31, 2016 and 2015, we determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value.  As a result, we concluded that goodwill was not impaired for the year ended March 31, 2016 or 2015. The percentage that fair value of goodwill exceeded carrying value as of March 31, 2016 and 2015 was 91.3% and 23.9%, respectively.

Intangible Assets
Intangible assets consist of software (excluding computer software), customer lists, trademarks, distributor contracts and domain names acquired through business combinations, or consists of software developed or obtained for internal use, as well as software intended for resale. Costs to develop internal use computer software during the application development stage are capitalized on a per project basis and are amortized on a straight line basis over its useful life. Capitalized costs for internally developed software during the years ended March 31, 2016 and 2015 totaled $530,015 and $115,440, respectively.
Costs for software developed for resale are expensed as incurred until technological feasibility is established, capitalized once technological feasibility occurs, including costs for coding and testing, and expensed once the software is available for release to customers. Capitalized costs for software available for sale are amortized over the greater of the amounts computed for the (1) expected revenue to total anticipated revenue or (2) straight line basis over its estimated useful life. Capitalized costs for software developed for resale during the years ended March 31, 2016 and 2015 totaled $0 for both periods.

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

Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the years ended March 31, 2016 or 2015.

Revenue Recognition
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company has three primary revenue streams:  residual portfolios, merchant payment processing fees, and MoneyOnMobile transactions.

The following revenue recognition policies define the manner in which the Company accounts for sales transactions:

MoneyOnMobile

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

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of March 31, 2016 and 2015, advances from distributors was $4,013,509 and $658,346, respectively.

Revenue from the above services and transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

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

Advertising
Advertising costs are expensed as incurred.  During the years ended March 31, 2016 and 2015, advertising expense was $1,485,467 and $301,925, respectively.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC") Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. We are evaluating the effect that ASC 842 will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements.
There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

3 - ADVANCES TO AGGREGATORS

At March 31, 2016 and 2015, advances to aggregators consisted of:

	2016	2015
Advances to aggregators	$717,924	$3,288,850
Total	$717,924	$3,288,850

4 - OTHER CURRENT ASSETS

At March 31, 2016 and 2015, other current assets consisted of the following:

	2016	2015
Current portion of deferred financing fees	$—	$216,084
Deferred consulting fees	—	242,399
Short-term loans and advances	44,754	—
Foreign service tax recoverable	577,751	451,213
Advance payments to vendors	166,779	137,124
Prepaid insurance and other	30,460	75,915
Total	$819,744	$1,122,735

5 - PROPERTY AND EQUIPMENT

At March 31, 2016 and 2015, property and equipment consisted of:

	2016	2015
Building	$3,626,116	$3,805,644
Equipment	284,872	285,916
Furniture and fixtures	56,889	47,192
Subtotal	3,967,877	4,138,752
Less accumulated depreciation	(459,042)	(248,688)
Property and equipment, net	$3,508,835	$3,890,064

For the years ended March 31, 2016 and 2015, depreciation expense was $240,733 and $164,887, respectively.

6 - INVESTMENTS AND VARIABLE INTEREST ENTITIES

Happy Cellular Services Limited

As part of our acquisition of MoneyOnMobile enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”). Happy Cellular is a mobile talk time reseller based in India. As of March 31, 2016 and 2015, our equity investment balance was $190,172 and $201,600, respectively.

GreedyGame Media Pvt. Limited

During the year ended March 31, 2016, MMPL purchased shares of GreedyGame Media Pvt. Limited ("GreedyGame"). GreedyGame is a mobile marketing company based in India. Our investment balance at March 31, 2016 was $18,153.

VARIABLE INTERST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited
We did not hold a majority ownership interest in MMPL at either March 31, 2016 or 2015. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

i) shared Board of Directors with DPPL; and
ii) inter-dependent operations with DPPL (i.e. MMPL is not a sustainable business without DPPL); and
iii) MMPL relies exclusively on DPPL to fund its operations.

Contractual terms that may change the powers held in future periods, such as a purchase or sale options, are not considered in our analysis. Based on our analysis, we believe that we hold the power and rights to direct the most significant activities of MMPL and as a result the financial results of MMPL from the acquisition date of January 6, 2014 have been consolidated in the accompanying consolidated financial statements. During the year ending March 31, 2015, the Company invested $4,906,760 to acquire 8.17% of MMPL This investment was necessary to support local management in executing its growth plans. No direct investment was made by the Company to MMPL during the year ending March 31, 2016.

At March 31, 2015 DDPL and MMPL entered into a business transfer agreement, in which DDPL acquired substantially all of MMPL. As these entities were previously accounted for as a business combination on January 6, 2014, this transaction was accounted for as an equity transaction in the consolidated financial statements due to maintaining financial control over MMPL.

Net income or loss and comprehensive income or loss are attributed to controlling and noncontrolling interests. We elected to utilize a weighted average value calculation based on relative ownership interest of MoneyOnMobile for the year ended March 31, 2016. In fiscal year ended March 31, 2015 this calculation was based on relative ownership interest of each individual entity: DPPL and MMPL. As of March 31, 2015, the allocation of DPPL and MMPL to our controlling interest was 71.9% and 7.0%, respectively. During the year ended March 31, 2016, the Company invested $3,184,614 to purchase additional shares of DPPL.
As of March 31, 2016 the weighted average ownership allocation MoneyOnMobile to our controlling interest was 72.5%.

7 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2014	$15,385,846
Net foreign exchange movement	(752,609)
Carrying value at March 31, 2015	14,633,237
Net foreign exchange movement	(823,120)
Carrying value at March 31, 2016	$13,810,117

8 – OTHER INTANGIBLE ASSETS, NET

At March 31, 2016 and 2015, other intangible assets subject to amortization consisted of the following:

	2016	2015
Customer lists	$1,185,702	$1,282,457
Software development costs	1,180,910	950,824
Trademarks	29,518	31,299
Contracts	240,285	247,568
	2,636,415	2,512,148
Less accumulated amortization	(1,311,097)	(1,064,184)
Total	$1,325,318	$1,447,964

For the years ended March 31, 2016 and 2015, the weighted average amortization period is approximately 5 years. For the years ended March 31, 2016 and 2015, amortization expense was $496,730 and $381,068, respectively.

Our future amortization expense relating to other intangible assets subject to amortization:

Year ending March 31, 2017	$496,730
Year ending March 31, 2018	441,773
Year ending March 31, 2019	386,815
Total	$1,325,318

At March 31, 2016 and 2015, other intangible assets not subject to amortization consisted of the following:

	2016	2015
License	$2,379,007	$2,488,867
Trade name	925,767	990,273
Domain names	10,000	10,000
Total	$3,314,774	$3,489,140

The MoneyOnMobile Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will continuously renew.

9 - ACCRUED LIABILITIES

At March 31, 2016 and 2015, accrued liabilities consisted of the following:

	2016	2015
Interest	$477,456	$329,360
Wages and benefits	413,087	275,033
Foreign statutory fees	482,360	184,484
Bank overdraft	34,622	40,220
Legal costs	215,000	—
Vendor payments	1,597,717	455,930
Total	$3,220,242	$1,285,027

10 - DEBT

As of March 31, 2016 and 2015, long term debt consisted of the following:

	2016	2015
Subordinated notes payable	$3,200,000	$4,800,000
Notes payable and promissory notes	2,008,159	—
India office building mortgage	2,067,588	2,129,813
Total	7,275,747	6,929,813
Less: debt discount	(1,212,580)	(518,186)
	6,063,167	6,411,627
Less: current portion	(895,609)	(332,308)
Long term debt	$5,167,558	$6,079,319

Senior Credit Facility (Discontinued Operations)
Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2%, payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in monthly installments, plus accrued interest, until maturity in October 2017. The facility required maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial and financial reporting covenants and was returned to the Company when the facility was repaid on November 30, 2015 as part of the sale of its U.S. Operations.

During the years ended March 31, 2016 and 2015, interest expense, exclusive of accretion of debt discount and amortization of loan origination fees, was $572,088 and $1,359,048, respectively. For the years ended March 31, 2016 and 2015, amortized debt discount included in interest expense were $54,167 and $130,000, respectively, and are presented as part of discontinued operations

Loan origination fees related to our senior credit facility are amortized through November 30, 2015, the date of the facility was repaid in full, and are included in interest expense.  For the years ended March 31, 2016 and 2015, amortized financing costs included in interest expense were $144,056 and $216,084, respectively, are presented as part of discontinued operations. Additionally, the remaining Deferred Finance Costs totaling $180,070 were written off as of November 30, 2015 and were included in the calculation of Loss on Sale of U.S. Operations. See note 17 - Sale of U.S. Operations.

For the years ended March 31, 2016 and 2015, the Company made principal payments on the senior credit facility of $6,600,000 and $6,570,000, respectively.

Senior Promissory Notes (Discontinued Operations)
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

As part of the Company's November 30, 2015 sale of its U.S. Operations, $3,000,000 of principal senior promissory notes were assumed by the buyer, $175,000 was converted to CLPI common stock, and the remaining $500,000 of principal was converted to notes directly with MoneyOnMobile, Inc.. These notes have a maturity date of December 31, 2016 with an annual interest rate of 12%. During the year ended March 31, 2016 and 2015, interest expense was $297,029 and $438,081, respectively, and are presented as part of discontinued operations.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Period of Issue (Fiscal Period)	of Warrants	Time of Issuance
Q1 2015	75,000	$60,000
Q2 2015	175,000	140,000
Q3 2015	125,000	82,246
Total - 2015	375,000	$282,246

During the years ended March 31, 2016 and 2015, debt discount accreted into interest expense was $80,919 and $103,846, respectively, and are presented as part of discontinued operations. During the years ended March 31, 2016 and 2015, the Company made principal payments on the senior promissory notes of $4,093,162 and $81,888, respectively. Additionally, the remaining Deferred Finance Costs totaling $394,481 were written off as of November 30, 2015 and were included in the calculation of Loss on Sale of U.S. Operations. See note 17 - Sale of U.S. Operations.

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

The Company also granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants had a fair value at issuance of $442,400 using a Black-Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the years ended March 31, 2016 and 2015, amortized debt discount included in interest expense totaled $191,967 and $179,892, respectively. During the years ended March 31, 2016 and 2015, the Company made principal payments of $1,600,000 and $0, respectively.

In March 2016, the Company extended the maturity date on its remaining subordinated debt from December 31, 2016 to December 31, 2017. As part of this agreement, the Company issued to debt holders 3,200,000 warrants, which possessed an aggregate fair value of $1,267,817 at issuance using the Black-Scholes valuation model. 1,000,000 of these warrants were subsequently canceled prior to year-end and reissued with an extended maturity date. See note 15: Related Parties for additional details.

Convertible Promissory Note
Effective September 17, 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), whereby the Company received $2,000,000, and issued a convertible promissory note (the “Hall Note”) secured by all the assets of the Company and accrues interest at an annual rate of 10% and a maturity date of September 16, 2016. Pursuant to the Agreement, Hall has the option to convert outstanding principal and unpaid accrued interest of the Note at a price per share equal to the lower of (a) $0.60 or (b) 85% of the average volume weighted price of the Company’s common stock for the ten trading days preceding the date on which Hall gives written notice of conversion to the Company. On December 30, 2015, the Company sold to Hall, 450,379 of its shares held in its majority-owned subsidiary DPPL, reducing the Company's share ownership of DDPL to 61.3% at December 31, 2015. As consideration, the Hall Note was considered repaid in full.

Notes Payable and Promissory Notes
In October 2015, the Company received $6,000,000 from various investors as part of a debt subscription agreement, which was specific to facilitating the sale of the Company's U.S. Operations. As part of this sale, the entire debt was assumed by the purchaser of the U.S. Operations. Additionally, short term notes totaling $59,434 were issued to the note holders to account for the interest that was incurred by the Company while the funds were in escrow and have a maturity date of December 31, 2016.

In April 2016, and as part of the Company's settlement agreement with the buyer of its U.S. Operations, the Company issued two new promissory notes, First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possessed an interest rate of 12% per annum payable monthly, matures on December 31, 2017. Second, the Company issued the buyer a $675,000 note in exchange for the buyer waiving any claims for breach of the Purchase Agreement between the buyer and the Company. Additionally, the Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment for the $675,000 note.

Lastly, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of CRA that was not included as part of the sale of U.S. Operations at March 31, 2016. These loans have a maturity date of December 31, 2016.

India Office Building Mortgage
In May 2014, My Mobile Payments Limited obtained a $2,254,500 loan with Union Bank of India to purchase an office building to be used as its headquarters.  The loan was interest only for the first six months at the rate of 16% per annum.  Thereafter, the interest rate is 15% per annum, and principal and interest payments are to be made in 26 equal quarterly payments.  The loan matures in May 2021 and is collateralized by the building.

During the quarter ended June 30, 2015, MMPL refinanced its office building loan by paying off its loan with the Union Bank of India, and replacing it with a $2,198,000 loan with Standard Chartered. The new loan is at a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly payments.

Future principal payments due under the Company’s debt, excluding debt discounts of $(1,212,580), for the fiscal years ending March 31:

	2017	2018	2019	2020	2021	Thereafter	Total
Notes payable and promissory notes	$605,874	$1,402,285	$—	$—	$—	$—	$2,008,159
Subordinated notes payable	—	3,200,000	—	—	—	—	3,200,000
Bank of India	289,735	289,735	289,735	289,735	289,735	618,913	2,067,588
	$895,609	$4,892,020	$289,735	$289,735	$289,735	$618,913	$7,275,747

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no financial liabilities as of March 31, 2016 and 2015 measured at fair value on a recurring basis.

In September 2015, the Company determined that a certain conversion option related to a convertible note did not have fixed settlement provisions and was deemed to be a derivative financial instrument, since the exercise price was subject to adjustment based on certain changes in market price of the Company’s common stock. Accordingly, the Company was required to record such conversion option as a liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy. However, the note was exchanged prior to March 31, 2016.

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions during the nine months ended December 31, 2015. The financial instrument was exchanged on December 30, 2015 and was created on September 17, 2015:

	December 31, 2015	September 17, 2015
Common Stock Closing Price	$0.55	$0.54
Conversion Price per Share	$0.53	$0.45
Conversion Shares	3,789,233	4,444,306
Call Option Value	$0.25	$0.25
Dividend Yield	—	—
Volatility	103.21%	103.24%
Risk-free Interest Rate	0.33%	0.39%
Term (years)	1 year	1 year

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
The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of management.

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the year ended March 31, 2016:

April 1, 2015	$—
Aggregate amount of derivative instruments issued	1,097,635
Change in fair value of derivative liabilities	(477,032)
Reclassification into Equity	(620,603)
March 31, 2016	$—

The Company’s assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2015	$—	$—	$201,600	$201,600
Equity Investments as of March 31, 2016	$—	$—	$190,172	$190,172

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at March 31, 2016 and 2015:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 investments consist of investments in Happy Cellular Services Limited.

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3):

Carrying value, March 31, 2014	$211,680
Foreign currency translation	(10,080)
Carrying value, March 31, 2015	201,600
Foreign currency translation	(11,428)
Fair value of equity investment as of March 31, 2016	$190,172

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
During the years ended March 31, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received totaling 8,839,308 and 10,306,272, respectively.

In July 2015, the Company exchanged with an Investor their $1,000,000 Note, including nominal interest, and issued i) 1,683,334 shares of the Company’s common stock, $0.001 per share; ii) five-year warrants to purchase eight hundred thirty-three thousand three hundred thirty four (833,334) shares of Common Stock at $0.75 per share; and iii) a further one hundred and sixty-three thousand four hundred forty-seven (163,447) five-year warrants to purchase shares of Common Stock at $0.75 per share. This note was then canceled prior to March 31, 2016.

In December 2015, the Company's sold a portion of its DPPL shares to Hall. Included in the consideration paid by Hall, was 1,000,000 of common stock of MoneyOnMobile, Inc.. The Company canceled these shares upon receipt.

Convertible Preferred Stock
During the year ended March 31, 2016, the Company issued 600 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $600,000 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

Warrants
At March 31, 2016, and in connection with financing activities and service agreements, a total of 21,732,272 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.71 weighted average) have been issued and expire as follows: 2,534,201 in 2017; 272,500 in 2018; 1,662,925 in 2019; 4,441,531 in 2020; 1,384,069 in 2021; 9,237,046 in 2022, and 2,200,000 in 2027.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

 The following table summarizes the changes in warrants for the years ended March 31, 2016 and 2015.

Warrants
Outstanding at March 31, 2014	6,284,457
Granted	2,444,069
Exercised	—
Expired/canceled	—
Outstanding at March 31, 2015	8,728,526
Granted	18,437,046
Exercised	—
Expired/canceled	(5,433,300)
Outstanding at March 31, 2016	21,732,272

For the year ended March 31, 2016 the Company granted the following warrants:

Issued for services	9,150,963
Issued for common stock	2,980,212
Issued for preferred stock	150,000
Conversion from debt to equity	996,781
Debt modifications	5,159,090
Total	18,437,046

For the year ended March 31, 2015 the Company granted the following warrants:

Conversion from Series B convertible preferred stock	207,125
Conversion from Series C convertible preferred stock	100,000
Issued for common stock	739,446
Issued for services	22,500
Holders of senior promissory notes	375,000
Issued for subordinated debt modifications	960,000
Issued in connection with financing transaction	39,998
Total	2,444,069

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Warrants issued for services included in selling, general and administrative expenses was $3,256,309 and $13,301 for the years ended March 31, 2016 and 2015, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the years ended March 31:

Warrants	2016	2015
Risk-free interest rates	1.61%	1.42%
Expected volatility	110.62%	105.80%
Dividend yields	—%	—%
Expected lives (years)	4 years	4 years

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

During the years ended March 31, 2016 and 2015, the Company awarded 2,800,000 and 1,360,000 stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $1,216,146 and $1,240,139 for the years ended March 31, 2016 and 2015. Options with a weighted-average exercise price of $0.74 per share for 3,480,000 shares were outstanding at March 31, 2016.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at March 31, 2016 and 2015 totaled $650,000 and $0, respectively.  At March 31, 2016, outstanding options are fully vested and the weighted-average remaining contractual term was 9.2 years; however, if services are earlier terminated, 3,480,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

Option plan	2016	2015
Risk-free interest rates	1.74%	2.21%
Expected volatility	103.050%	101.770%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the years ended March 31, 2016 and 2015.

	Equity Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,100,000	900,000	$1.49
Increase in authorized shares	1,500,000
Restricted common stock issued for consulting services under the plan	(515,000)
Granted	(1,360,000)	1,360,000	$1.00
Exercised	—	—
Expired	—	—
Forfeited	300,000	(300,000)
Outstanding at March 31, 2015	1,025,000	1,960,000	$1.17
Granted	(2,800,000)	2,800,000	$0.52
Exercised	—	—
Removed from plan	515,000	—
Forfeited	1,280,000	(1,280,000)
Outstanding at March 31, 2016	20,000	3,480,000	$0.74

During the year ending March 31, 2015, 515,000 shares of restricted common stock with a fair value of $276,235 were issued under the 2011 Equity Incentive Plan for consulting services. In December 2015, the Board of Directors approved the removal of these shares from the 2011 Equity Incentive Plan.

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

The computation of basic and diluted loss per share as of March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share as of March 31, 2016 and 2015 are as follows:

	2016	2015
Warrants	21,732,272	8,728,526
Stock options	3,480,000	1,960,000
Convertible subordinated notes	3,200,000	6,800,000
Convertible preferred stock	1,000,000	—
Total	29,412,272	17,488,526

14 - INCOME TAXES

Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2016 and 2015, no such uncertain income tax benefits were recognized.

The Company has cumulative domestic net operating losses of $(27.6) million and $(12.7) million as of March 31, 2016 and 2015, respectively.  The net operating loss carryover begins to expire in 2026 through 2034.

	2016	2015
Warrants	$1,787,277	$1,628,402
Net operating loss carryovers	12,164,076	5,681,218
Development stage losses	—	330,143
Residual portfolio amortization	—	641,147
Management equity awards	765,141	351,651
Fixed Assets	—	(23,990)
Intangibles	—	2,437
Goodwill	—	685,665
Total deferred tax assets	14,716,494	9,296,673
Valuation allowance	(14,716,494)	(9,296,673)
Net deferred tax asset	$—	$—

For fiscal year ending March 31, 2016 and 2015, there were no current or deferred tax expenses due to a full valuation allowance. The losses before income taxes and equity investment loss at the 34% federal statutory and foreign (India) tax rate reconciles to our tax provisions:

	2016			2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(14,957,688)	$(4,638,370)	$(17,663,164)	$(7,391,630)	$(3,950,444)	$(11,342,074)

Income tax benefit at statutory rate	(5,085,614)	(1,577,046)	(6,662,660)	(2,513,154)	(1,343,151)	(3,856,305)
Equity investment adjustment	1,305,093		1,305,093	126,660	—	126,660
Items not deductible for tax purposes	7,914		7,914	20,951	—	20,951
Change in valuation allowance	3,772,607	1,655,161	5,427,768	2,365,543	—	2,365,543
Rate difference in foreign jurisdiction	—	(63,288)	(63,288)	—	1,570,327	1,570,327
Income tax expense	$—	$14,827	$14,827	$—	$227,176	$227,176

Prior to the DPPL acquisition on January 7, 2014, the Company owned 49.9% of DPPL, a loss company at the time of the acquisition. As a result of this acquisition we obtained certain foreign net operating losses. In the U.S., loss carryforwards are subject to IRC Section 382 of the Code which may limit the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership). We do not expect the IRC Section 382 limitation to materially impact the deferred tax asset as it relates to the NOL. The provision for income taxes is due entirely to MMPL and is payable to the Indian Government.

15 - RELATED PARTIES

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2016 and 2015, amounts due to ART were $208,181 and $181,856, respectively, and is included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two years management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 per month plus expenses. In December 2013, the agreement was extended through December 2015, at which time the agreement was terminated and now additional interest is to be incurred on amounts outstanding as of that date. Previously, interest accrued on unpaid balances at 12% per annum.  The amounts due, including interest, to CMCP totaled $711,805 and $535,630 as of March 31, 2016 and 2015, respectively, and is recorded in Related party payables in the Company’s consolidated balance sheet.

Cagan Capital, LLC
In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  During the year ended March 31, 2016, these warrants were exchanged and reissued with extended maturity dates. See Laird Cagan section below for additional details. In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2016 or 2015 and interest paid at 12% per annum totaled $120,000 in 2016 and $110,000 in 2015.

In 2014, Mr. Cagan purchased $1.0 million of CRA secured promissory notes payable at an interest rate of 12% per annum and warrants to purchase up to 175,000 shares of MoneyOnMobile common stock at $0.01 per share. The outstanding principal amount of this loan may be converted to MoneyOnMobile common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. Principal payments made during the year ended March 31, 2016 and 2015 totaled $68,665 and $32,833. Interest paid totaled $82,450 and $119,837 as of March 31, 2016 and 2015.

Laird Cagan
In March 2016, the Company executed an one year advisory agreement with Mr. Cagan and issued one million warrants. Additionally, Mr. Cagan received 1,000,000 warrants as part of its subordinated notes payable modification. See note 6: Debt for more information. These warrants and those held by Mr. Cagan, totaling 2.5 million warrants, were canceled and reissued in order to extend the maturity date. This resulted in a non-cash expense of $314,623 and is recorded in Selling, general and administrative in the Consolidated Statement of Operations and Comprehensive Loss.

As discussed in note 10: Debt, in April 2016, and as part of the Company's sale of its U.S. Operations, the Company issued Laird Cagan a promissory notes for $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note accrues interest of 12% per annum payable monthly and matures on December 31, 2017.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. For information on our investment in Happy Cellular see Footnote 6 - Equity Investments and Variable Interest Entities.

During the year ended March 31, 2016, MMPL issued three short-term bonds to the majoiry shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represents the prevailing bank rate at inception. At March 31, 2016, $295,415, representing outstanding principal and interest was past due and is recorded as current liabilities to Related party payables in the Consolidated Balance Sheet. The bond holder is disputing the interest rate recorded by the Company. See note !6: Commitments for additional details.

16 - COMMITTMENTS AND CONTINGENCIES

LITIGATION

During March 2015, the Calpian Commerce received cash payment of approximately $340,000 in relation to a recovery of disputed processing fees. This was a one-time settlement and was recorded to gain on legal settlement in the consolidated statements of operations and comprehensive loss.

On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of our U.S. Operations.

The majority shareholder of Happy Cellular is disputing the interest rate of the three bonds that were issued by MMPL during the year ended March 31, 2016. The bond holder alleges the interest rate is significantly higher than the amount disclosed in note 15: Related Parties. The Company is vigorously defending its position as it has engaged external legal counsel in India and is unable to estimate any liability relating to this matter.

PUT LIABILITY - NONCONTROLLING INVESTMENT

On December 30, 2015, the Company entered into a Share Purchase Agreement with HALL MOM, LLC., a Texas limited liability company (“HALL MOM"). Pursuant to the Purchase Agreement, and in satisfaction of a $2,000,000 loan made to the Company by Hall, the Company issued and sold equity shares representing 10% of the total paid up share capital of DPPL, on a fully diluted basis (the “Sale Shares”) to Hall. In addition to the debt satisfaction, Hall agreed to return to the Company for cancellation 1,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock.

As part of the Share Purchase Agreement, HALL MOM possessed an option for the Company to buyback its investment for $3,000,000. On March 15, 2016, HALL MOM exercised its option, which required repayment by July 13, 2016. At March 31, 2016, the Company recorded its obligation as a current liability. As of August 19th, 2016, the Company has not completed paid HALL MOM. See note 19: Subsequent events for details on payments made to HALL MOM subsequent to year-end to extend the repayment date of this liability. The foregoing description of the terms of Share Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to such agreements which are filed herewith as Exhibit 10.4 and are incorporated herein by reference.

17 - SALE OF U.S. OPERATIONS

Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets of MoneyOnMobile, Inc., including Calpian Residual Acquisition, LLC and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. There is no continuing cash inflows or outflows from or to the discontinued operations. In consideration for the acquired assets, eVance assumed certain of the Company’s liabilities, including an aggregate of $9,000,000 of notes payable and certain of the Sellers’ outstanding contractual obligations.

On April 12, 2016, the Company and eVance entered into a purchase price adjustment agreement and a cancellation of securities acknowledgment with one of eVance’s note holders whereby the note holder canceled their note in the amount of $720,084, which was subsequently reissued by the Company to the note holder. Additionally, the Company issued eVance a note in the amount of $675,000. The $675,000 note bears interest of 12% per annum payable monthly, matures on November 30, 2017 and is secured by 2,000,000 shares of the Company's common stock. These common share were issued subsequent to March 31, 2016 and are maintained in escrow. As part of the Purchase Agreement, eVance acquired several residual portfolios including the supporting contracts (residual purchase agreements). eVance, as successor under one of these residual purchase agreements, has sued a third party for breach of contract on the residual purchase agreement between the third party and the Company and has claimed damages in excess of $1,500,000. eVance has agreed to apply any recovery from such litigation (less costs) against the principle balance of the $675,000 note issued by the Company up to a maximum of $675,000.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on June 30, 2015. Additionally, the discontinued operations are comprised of the entirety of the Calpian Commerce segment and the majority of the remaining U.S. Operations segment, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of net loss and comprehensive loss and the consolidated balance sheets.

As the Company's senior secured promissory note was required to be repaid as a result of the disposal transaction, the relating interest on this debt instrument has been allocated in its entirety to discontinued operations. No other interest has been allocated to discontinued operations.

The major classes of assets and liabilities included as part of discontinued operations in the consolidated balance sheet:

March 31, 2015
Current assets
Cash and equivalents	$197,634
Accounts receivable	505,353
Restricted cash	51,494
Other	80,776
Total current assets	835,257
Property and equipment, net	236,549
Residual portfolios	7,387,356
Other intangible assets, net	97,211
Equity investments	212,000
Deposits held by lenders and other	859,734
Total assets - discontinued operations	$9,628,107
Current liabilities - discontinued operations
Accounts payable, accrued expenses and interest payable	$525,449
Current portion of long-term debt	2,404,463
Total current liabilities	2,929,912
Long-term debt	7,877,982
Total liabilities - discontinued operations	$10,807,894

The Company's calculation of Loss on sale of its U.S. Operations, recorded in its consolidated statements of operations and comprehensive loss for the year ended March 31, 2016. The balances for assets and liabilities below represent the Company's carrying value as of November 30, 2015.

Cash and equivalents	$162,095
Accounts receivable	77,803
Restricted cash	51,494
Other current assets	172,460
Property and equipment, net	222,908
Residual portfolios	6,991,261
Other intangible assets, net	80,371
Equity investments	146,600
Deposits held by lenders and other	610,073
Promissory note from MoneyOnMobile, Inc.	675,000
Total assets received by buyer	9,190,065
Liabilities assumed by buyer:
Debt	8,279,916
Total liabilities assumed by buyer	8,279,916
Net Assets received by buyer:	910,149
Other expenses relating to sale:
Sub-debt discount write-down	(394,481)
Legal and other	(1,696,985)
Financing costs	(1,072,732)
Loss on Sale of U.S. Operations	$(2,254,049)

The major classes of line items constituting the after-tax gain on discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended March 31:

	2016		2015
Revenue, net:
Residual portfolios	$1,594,475	(1)	$3,662,690
Processing fees	5,880,911	(1)	17,002,624
Other	1,359,496	(1)	1,559,409
Total revenues	8,834,882	(1)	22,224,723
Cost of revenues:
Residual portfolio amortization	263,421	(1)	1,150,569
Processing and other	5,126,216	(1)	14,350,913
Other	385,904	(1)	723,494
Total cost of sales	5,775,541	(1)	16,224,976
Gross profit:	3,059,341	(1)	5,999,747
General and administrative expenses
Salaries and wages	1,320,851	(1)	3,455,209
Selling, general and administrative	677,713	(1)	1,695,735
Depreciation and amortization	27,702	(1)	160,615
Total general and administrative	2,026,266	(1)	5,311,559
Other income (expense)
Interest expense	(952,940)	(1)	(1,788,807)
Other	123,992	(1)	3,313,458
Total other income (expense)	(828,948)	(1)	1,524,651
Income tax expense	—	(1)	—
Gain from discontinued operations, net of tax	$204,127	(1)	$2,212,839

(1) - As the Company's U.S. Operations were divested on November 30, 2015, the financial information presented above includes only eight month results for the periods within the current fiscal year.

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations for the years ended March 31, 2016 and 2015. See note 18: Supplemental Cash Flow for non-cash transactions.

	2016	2015
Cash Flow: major line items
Portfolio Amortization	$432,075	$2,103,521
Depreciation and amortization	40,987	160,615
Purchases of property and equipment	7,186	15,453

18 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of non-cash activities for the fiscal years ended March 31:

	2016	2015
Common stock issued in exchange for residual portfolios	—	3,150
Subordinated debt converted to common stock	175,000	300,000
Issuance of warrants with debt	2,340,549	704,646
Exchange of warrants with related party	314,623	—
Cancellation of warrants for DPPL shares	1,265,553	—
Cancellation of common stock for DPPL shares	602,214	—
Common stock issued in exchange for advisory services	1,610,217	373,249
Interest paid, net of amounts capitalized	1,752,324	2,579,757
Financing costs associated with sale of U.S. Operations	1,072,732	—
Taxes Paid	—	—

19 - SUBSEQUENT EVENTS

Sale of Equity Securities

Subsequent to March 31, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with these issuances of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities.

The Company issued 2,480 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred. The Company received gross proceeds of $2,480,000 in consideration for the issuance of the securities.

Additional Equity Securities Issuances

The Company issued 534,846 shares of common shares in exchange for advisory services received. Also, the Company received $265,500 and issued 729,204 of common shares as a result of exercised warrants. And, as part of the sale of the U.S. Operations the Company issued 2,000,000 common shares to an escrow account as security for its note payable issued to the buyer.

Departure of Directors / Appointment of Directors

In May 2016, Laird Cagan resigned his position as a member of the Board and any other positions he held within the Company and its subsidiaries. Mr. Cagan’s resignation was not as a result of any disagreements with the Company.

In May 2016, the Company's Board of Directors elected Dr. David Utterback as a member of the Board in order to fill the vacant position resulting from the resignation of Craig Jessen. In connection with Dr. Utterback’s election as a member of the Board, the Company agreed to issue Dr. Utterback a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.535, the closing price of the Company’s common stock on May 20, 2016.

In May 2016, the Company's Board of Directors elected Jim McKelvey was elected as a member of the Board to fill the vacant position resulting from the resignation of Laird Cagan. In connection with Mr. McKelvey’s election as a member of the Board, the Company agreed to issue Mr. McKelvey a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.535, the closing price of the Company’s common stock on May 20, 2016.

Repurchase liability - Noncontrolling interest investment

In July, 2016, the Company made paid Hall $100,000 to extend the Company's repurchase date of Hall's Noncontrolling interest investment in DPPL. See note 16: Commitments and Contingencies for additional information.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2015, the Company designed and implemented additional internal controls, consisting of new procedures, systems, reconciliations and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of March 31, 2016, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the twelve months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Provide reasonable assurance that transactions are recorded timely to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; and

(2) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of March 31, 2016. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of March 31, 2016, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports.  Management has concluded that, as of March 31, 2016, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

ITEM 9B OTHER INFORMATION

On July 6, 2016, the Board of Directors approved the promotion of Gerald T. Ratigan to Senior Vice President Finance and Chief Accounting Officer of the Company. He was previously Vice President of Financial Reporting of the Company.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors And Executive Officers

The following table lists our directors and executive officers, their respective positions and offices, and the respective dates they were first elected or appointed.

Elected Or
Name	Position And Office	Appointed
Harold H. Montgomery	Director, Chairman of the Board, Chief Executive Officer, and Secretary	April 23, 2010
Shashank M. Joshi	Director	December 5, 2012
David B. Utterback	Director	May 20, 2016
James M. McKelvey	Director	May 23, 2016
Scott S. Arey	Chief Financial Officer	October 1, 2013

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary
Mr. Montgomery, age 56, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited, a majority-owned subsidiary, and a member of the board of directors of My Mobile Payments Limited (“MoneyOnMobile”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

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

David B. Utterback
Mr. Utterback, age 56, was appointed to our Board of Directors in May 2016. Since 1998, Dr. David B. Utterback has served as a Staff Anesthesiologist at Ocean Springs Hospital, in Ocean Springs, Mississippi, and at Singing River Hospital, in Pascagoula, Mississippi. Dr. Utterback also serves on the board of the American Board of Anesthesiology (since 1991) and on the board of the National Board of Medical Examiners (since 1987). Dr. Utterback holds a B.A. from Dartmouth College, M.D. from University of Illinois College of Medicine, and M.S. in Administrative Medicine from University of Wisconsin.

James M. McKelvey
Mr. McKelbey, age 51, was appointed to our Board of Directors in May 2016. Since July 2009, Jim McKelvey served as a member of the board of directors of Square, Inc., a NYSE traded company known for enabling anyone with a mobile device to accept card payments, a company co-founded by Mr. McKelvey. Since July 2013, Mr. McKelvey served as a Managing Director of SixThirty FinTech Accelerator, LLC, a financial technology accelerator. Since March 2012, Mr. McKelvey served as a General Partner of Cultivation Capital, a venture capital firm. Since January 1990, Mr. McKelvey served in various positions at Mira Smart Conferencing, a digital conferencing company. Mr. McKelvey currently serves on the boards of directors of a number of privately-held companies. Mr. McKelvey holds a B.S. in Computer Science and a B.A. in Economics from Washington University in St. Louis.

Scott S. Arey, Chief Financial Officer
Mr. Arey, age 53, was appointed as our Chief Financial Officer (Principal Financial and Principal Accounting Officer) in October 2013.  From 2009 to 2013, Mr. Arey was Chief Financial Officer and Corporate Secretary of Alsbridge, Inc., a provider of IT sourcing advisory and benchmarking services to C-level executives.  From 2007 to 2009, Mr. Arey was CFO of Journey Education Marketing, a multi-channel software marketer to the K-12 and post secondary academic markets.  Mr. Arey started his career with KPMG Peat Marwick.

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

Affiliations

Other than ART, CCLLC, CMCP, DPPL, and MoneyOnMobile, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with MoneyOnMobile, Inc..

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

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of our shares that no other reports were required, we believe all parties complied during fiscal year 2016 with the reporting requirements of Section 16(a) of the Exchange Act except as follows:.

	Number Of
Director, Officer, Or Beneficial Owner	Late Reports	Transactions
Harold H. Montgomery	3	3
Scott S. Arey	1	1
Laird Q. Cagan	1	1
Craig A. Jessen	1	—

Code of Ethics

We have adopted a Code of Business Conduct and Ethics covering all of our officers and key employees which will be furnished, without charge, to any person on written request sent to: Secretary, MoneyOnMobile, Inc., 500 North Akard Street Suite 2850, Dallas, TX 75201.  We intend to disclose amendments to, or waivers from, a provision in our Code of Business Conduct and Ethics by posting such information on our website: www.money-on-mobile.com.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our Principal Executive Officer and the two most highly compensated other executive officers whose total compensation exceeds $100,000 for the years ended March 31, 2016 and 2015.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

				Option
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Total
Harold H. Montgomery	2016	$300,000	$125,000	$608,748	$1,033,748
Chairman of the Board and Chief Executive Officer	2015	300,000	—	—	300,000
Scott S. Arey	2016	$225,000	$75,000	$233,058	$533,058
Chief Financial Officer	2015	225,000	—	269,280	494,280
Craig A. Jessen (2)	2016	$225,000	$—	$—	$225,000
Director and President	2015	300,000	—	—	300,000
(1) – The expense recognized by the Company during the relating fiscal year in accordance with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2) - Craig A. Jessen resigned from the Company on November 30, 2015. His compensations information for 2016 reflects salary earned from April 1 through November 30, 2015.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

Outstanding Equity Awards
The following table shows certain information concerning outstanding stock options as of March 31, 2016, for our named executive officers.

	Number Of Securities Underlying Options (#)	Option Exercise	Option
Name	Exercisable	Price ($)	Expiration Date
Harold H. Montgomery	1,306,000	$0.50	December 31, 2025 (1)
Harold H. Montgomery	694,000	$0.50	March 4, 2026 (1)
Scott S. Arey	500,000	$0.50	October 3, 2025 (1)
Scott S. Arey	400,000	$1.35	September 18, 2023 (1)
(1) – Become void if services are earlier terminated.

Directors’ Compensation

Directors are not separately compensated for their services as board members.

Compensation Committee Interlocks and Insider Participation

In matters involving our directors and their separate interests, only disinterested directors vote.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.  In the following tables, the “Percent Of Class” is based on 50,648,438 issued and outstanding shares of our common stock as of March 31, 2016.

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of March 31, 2016, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of Shares Beneficially	Percent
Name And Address Of Beneficial Owner	Owned	Of Class
Mark Houghton-Berry	6,208,994	12.26%
Surrey, UK GU25 4JS
Fairmount St Investments LP	3,962,786	7.82%
5648 Hammock Isles Drive, Naples, FL 34119
2003 Charles and Maryanne Smith Family Trust dtd September 25, 2003	3,750,001	7.40%
2720 Jefferson St., Carlsbad, CA 92008
Mangesh Moghe (1)	3,661,540	7.23%
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

	Number Of Shares Beneficially	Percent
Name Of Beneficial Owner	Owned	Of Class
Harold H. Montgomery (1)	5,335,287 (1)	10.53%
David B. Utterback (2)	3,480,115 (2)	8.08%
James M. McKelvey	—	—%
Shashank M. Joshi	—	—%
Scott Arey (3)	333,334 (3)	0.66%
All Named Executive Officers and Directors as a group (four persons)	8,907,933	19.27%

Greater than 5% Shareholders
Mark Houghton-Berry	6,208,994	12.26%
Fairmount St Investments LP	3,962,786	7.82%
2003 Charles and Maryanne Smith Family Trust dtd September 25, 2003	3,750,001	7.40%
SVR Global Limited	3,661,540	7.23%

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

(2) - Comprised of: (i) a warrant to purchase 50,000 shares of Common Stock, (ii) warrants to purchase an aggregate of 250,000 shares of Common Stock held by David B. Utterback Revocable Trust dtd May 20, 2013 of which Mr. Utterback is Trustee; (iii) 1,683,334 shares of Common Stock held by Fairmount St. Investments, LP, an entity of which Mr. Utterback is a 33% beneficial ownership; and (iv) warrants to purchase an aggregate of 2,204,452 shares of Common Stock also held by Fairmount St. Investments, LP.

(3) - Comprised of: (i) 33,334 shares directly held by Scott Arey; (ii) 25,000 shares issuable upon exercise of immediately exercisable warrants beneficially owned by Mr. Arey; and (iii) 275,000 shares issuable upon exercise of immediately exercisable options.

Equity Compensation Plan Information

The information under the caption “Shares Authorized For Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Annual Report is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2016 and

2015, amounts due to ART were $181,856 and $155,786, respectively, and is included in ‘Related party payables’ in the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were $535,630 and $449,500 as of March 31, 2016 and 2015, respectively, and is accrued for in ‘Related party payables’ in the Company’s balance sheet.

Additionally, in September 2013, the Company borrowed $120,000 from CMCP to help fund its investments in MoneyOnMobile.  The unsecured loan is payable on demand and does not accrue interest.  The Company repaid the loan during fiscal year 2015.

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

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  The transaction was approved by the disinterested Board members as being in the best interest of, and fair and reasonable to, the Company and its shareholders.  In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2016 or 2015 and interest paid at 12% per annum totaled $110,000 in 2016 and $80,000 in 2015.

In 2014, Mr. Cagan purchased $1.0 million of CRA secured promissory notes payable and warrants to purchase up to 175,000 shares of MoneyOnMobile, Inc. common stock at $0.01 per share. The outstanding principal amount of this loan may be converted to MoneyOnMobile, Inc. common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. CRA promissory note principal payments were made in the amount of $32,833.35 in 2015 and interest paid at 12% per annum totaled $119,837 as of March 31, 2015.

In March 2016, the Company executed an one year advisory agreement with Laird Cagan and issued one million warrants. Also, it issued Mr. Cagan 1,000,000 warrants as part of its subordinated notes payable modification. See note 6: Debt for more information. Lastly, Mr. Cagan exchanged 2.5 million warrants with the Company to extend the maturity date of the warrants.

Board of Directors

At March 31, 2016, the Company has three persons serving as directors on our Board of Directors, namely, Harold H. Montgomery, David B. Utterback, and James M. McKelvey.  Pursuant to our Bylaws, our directors are elected at the annual meeting of our shareholders and, once appointed, serve until their successors are elected and qualified, until their prior death, resignation, or until removed from office in accordance with our Bylaws.  Our Bylaws provide that the number of directors on our Board of Directors shall be fixed and changed from time to time by resolution of our Board of Directors or by the vote of our shareholders.

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

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Liggett & Webb P.A., our independent registered public accounting firm. On February 2, 2015 the Company changed auditors from Montgomery Coscia Greilich LLP to Liggett & Webb P.A.

For the year ended March 31, 2015, audit fees of $134,515 related to Liggett & Webb P.A. with the remaining $64,205 related to audit fees paid to our predecessor auditor Montgomery Coscia Greilich LLP.

	2016	2015
Audit fees (1)	$195,000	$198,720
Audit-related fees (2)	40,000	—
Tax fees	—	—
Total fees	$235,000	$198,720

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.

(2) - These amounts represent fees for the audit of our combined U.S. Operations annual financial statements for the years ended March 31, 2015 and 2014. It also included the review of our U.S. Operations unaudited interim condensed consolidated financial information for the six months ended September 30, 2015 and 2014. These services were required as part of our sale of our U.S. Operations.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for fiscal year ended March 31, 2016 and 2015.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

Balance sheets as of March 31, 2016 and 2015
Statements of Comprehensive Loss for the years ended March 31, 2016 and 2015
Statements of Cash Flows for the years ended March 31, 2016 and 2015
Statements of Shareholders’ Equity for the years ended March 31, 2016 and 2015

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

MONEYONMOBILE, INC.
(Registrant)

August 19, 2016	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	August 19, 2016
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	August 19, 2016
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	August 19, 2016
Scott S. Arey	and accounting officer)

/s/ Shashank M. Joshi	Director	August 19, 2016
Shashank M. Joshi

/s/ David B. Utterback	Director	August 19, 2016
David B. Utterback

/s/ James M. McKelvey	Director	August 19, 2016
James M. McKelvey

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1

	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
	10.4	Share Purchase Agreement *
(21)	List of Subsidiaries
	21.1	List of subsidiaries *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.