Form 10-Q
period 2016-06-30
Calpian, Inc.
filed 2016-09-19
CIK 1414628

MONEYONMOBILE, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of September 12, 2016 was 54,627,797.

MONEYONMOBILE, INC. AND SUBSIDIARIES

MONEYONMOBILE, INC. AND SUBSIDIARIES

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, we refer to MoneyOnMobile, Inc. as “MoneyOnMobile,” “Company,” “we,” “us,” and “our,” and its majority-owned Indian enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL") and Payblox Technologies (India) Private Limited ("Payblox").

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

PART I

ITEM 1    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,839,321	$2,119,794
Due from distributors	4,843,926	4,938,790
Other current assets	960,639	1,537,668
Total current assets	8,643,886	8,596,252
Property and equipment, net	3,448,140	3,508,835
Goodwill	13,561,352	13,810,117
Other intangible assets, net	4,416,511	4,640,092
Other non-current assets	628,489	948,721
Total assets	$30,698,378	$31,504,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,967,140	$2,789,486
Accrued liabilities	3,086,447	3,220,242
Related party payables	1,261,421	1,215,401
Current portion of long-term debt	668,988	895,609
Advances from distributors	2,739,454	4,013,509
Put liability - Noncontrolling interest investment	3,000,000	3,000,000
Total current liabilities	12,723,450	15,134,247
Long-term debt	5,517,200	5,167,558
Other non-current liabilities	203,139	208,816
Total liabilities	18,443,789	20,510,621
Commitments and contingencies
Preferred stock Series D, 2,200 authorized, 2,142 and 600 shares issued and outstanding as of June 30 and March 31, 2016, respectively	2,141,535	600,000
Shareholders' Equity
Preferred stock Series E, 25,000 authorized, 2,330 and zero shares issued and outstanding as of June 30 and March 31, 2016, respectively	2	—
Common stock 200,000,000 shares authorized, 51,147,145 and 50,648,438 shares issued and outstanding as of June 30 and March 31, 2016, respectively	51,147	50,648
Additional paid-in capital	49,323,799	46,473,010
Accumulated deficit	(41,824,995)	(40,089,408)
Cumulative other comprehensive loss	(1,740,190)	(1,429,525)
Total MoneyOnMobile, Inc. shareholders’ equity	5,809,763	5,004,725
Noncontrolling interest	4,303,291	5,388,671
Total shareholders' equity	10,113,054	10,393,396
Total liabilities and shareholders' equity	$30,698,378	$31,504,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended
	June 30,
	2016	2015
	(unaudited)	(unaudited)
Revenues, net	$1,409,395	$1,273,242
Cost of revenues	664,126	749,417
Gross profit	745,269	523,825
General and administrative expenses
Salaries and wages	756,318	803,541
Selling, general and administrative	1,856,475	1,676,274
Depreciation and amortization	194,146	243,276
Total general and administrative	2,806,939	2,723,091
Operating loss	(2,061,670)	(2,199,266)
Other income (expenses)
Interest expense	(375,942)	(400,268)
Other	—	9,514
Total other income (expenses)	(375,942)	(390,754)
Loss from continuing operations, before income tax	(2,437,612)	(2,590,020)
Income tax expense	—	—
Loss from continuing operations	(2,437,612)	(2,590,020)
Loss from discontinued operations, net of tax	—	(102,744)
Net loss	(2,437,612)	(2,692,764)
Net loss attributable to noncontrolling interest	(702,025)	(365,391)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(1,735,587)	$(2,327,373)
Other comprehensive (loss) income:
Currency translation adjustments, net of tax	(428,503)	(627,118)
Total comprehensive loss	$(2,866,115)	$(3,319,882)
Comprehensive (loss) income attributable to:
Noncontrolling interest	(819,863)	(546,107)
MoneyOnMobile, Inc. shareholders	(2,046,252)	(2,773,775)
Net loss per share from continuing operations	$(0.05)	$(0.06)
Net loss per share from discontinued operations	$—	$(0.01)
Net loss per share, basic and diluted	$(0.03)	$(0.07)
Weighted average number of shares outstanding, basic and diluted	50,871,532	40,816,438

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(2,437,612)	$(2,692,764)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	—	54,021
Portfolio amortization	—	432,075
Subordinated note discount amortization	172,884	119,893
Depreciation and amortization	194,146	326,530
Loss (gain) on sale of assets	—	(89,506)
Stock based compensation	—	124,375
Deferred consulting fee amortization	—	121,820
Equity awards issued for services	520,791	465,126
Changes in operating assets and liabilities:
Accounts receivable	—	209,960
Due from distributors	94,864	(181,283)
Other assets	394,636	(276,451)
Related party payables	46,020	166,532
Accounts payable and accrued liabilities	(961,319)	582,020
Advances to aggregators	502,625	(423,390)
Advances from distributors	(1,274,055)	138,751
Net cash (used in) operating activities	(2,747,020)	(922,291)
INVESTING ACTIVITIES
Purchase of NCI shares of consolidated subsidiaries	(268,653)	—
Proceeds from equity method investment	—	17,400
Purchases of property and equipment	(56,839)	(16,418)
Acquisition of intangible assets	—	(36,976)
Net cash (used in) investing activities	(325,492)	(35,994)
FINANCING ACTIVITIES
Payments on notes payable and bank loan	(16,226)	(2,287,986)
Issuance of common stock and warrants	—	880,241
Issuance of preferred stock	3,871,535	—
Proceeds from long-term debt	—	2,275,832
Net cash provided by financing activities	3,855,309	868,087
Foreign currency effect on cash flows	(63,270)	(20,559)
Net change in cash and cash equivalents	719,527	(110,757)
Cash and cash equivalents at beginning of year	2,119,794	1,293,461
Cash and cash equivalents at end of period - continuing operations	$2,839,321	$1,182,704
Cash and cash equivalents at end of period - discontinued operations	$—	$427,037
Supplemental disclosures (Note 17)
See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2016. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Disposition of Assets
On November 30, 2015, the Company consummated the sale of Calpian Commerce, Inc. and certain other U.S. portfolio assets. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations and comprehensive loss. See note 16 - Sale of U.S. Operations for additional information.

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(2,437,612) for the three months ended June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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

Convertible Instruments
Certain debt instrument require us to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. This criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized over the debt term.

MONEYONMOBILE, INC. AND SUBSIDIARIES

Derivative Financial Instruments
We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our own shares providing that such contracts are indexed to the Company's common stock. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counter party a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the consolidated balance sheets using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We previously recorded this liability as a derivative liability within current liabilities in our historical consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our condensed consolidated statements of operations and comprehensive loss. As of June 30 and March 31, 2016 we did not have any outstanding convertible instruments that would be classified as a derivative.

Foreign Currency Translation
The functional currency of our Indian operations is the Indian Rupee.  Indian assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each consolidated balance sheet date. Revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component within the accompanying statements of shareholders’ equity. Additionally, cumulative translation adjustments recorded in other comprehensive income are reclassified to noncontrolling interest proportionally based on the weighted average percentage ownership interest held by the noncontrolling interest.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three months ended June 30, 2016 or 2015.

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

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of June 30 and March 31, 2016 advances from distributors was $2,739,454 and $4,013,509, respectively.

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there are no claims that had a material effect on the Company. See footnote 15 for additional details.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

3 - OTHER CURRENT ASSETS

	June 30, 2016	March 31, 2016
Advances to aggregators	$215,295	$717,924
Foreign service tax recoverable	290,938	577,751
Security deposits	167,317	166,779
Prepaid insurance and other	287,089	75,214
Total	$960,639	$1,537,668

4 - PROPERTY AND EQUIPMENT

	June 30, 2016	March 31, 2016
Building	$3,601,507	$3,626,116
Equipment	259,714	284,872
Furniture and fixtures	57,066	56,889
Subtotal	3,918,287	3,967,877
Less accumulated depreciation	(470,147)	(459,042)
Property and equipment, net	$3,448,140	$3,508,835

For the three months ended June 30, 2016 and 2015, depreciation expense was $62,624 and $79,325, respectively.

5 – GOODWILL

The following table is a reconciliation of the carrying value of goodwill:

Carrying value at March 31, 2016	$13,810,117
Net foreign exchange movement	(248,765)
Carrying value at June 30, 2016	$13,561,352

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	June 30, 2016	March 31, 2016
Customer lists	$1,158,794	$1,185,702
Software development costs	1,225,624	1,180,910
Trademarks	29,010	29,518
Contracts	229,047	240,285
	2,642,475	2,636,415
Less accumulated amortization	(1,442,619)	(1,311,097)
Total	$1,199,856	$1,325,318

MONEYONMOBILE, INC. AND SUBSIDIARIES

For the three months ended June 30, 2016 and 2015, the weighted average amortization period is approximately 5 years. For the three months ended June 30, 2016 and 2015, amortization expense was $131,522 and $160,326, respectively.

Other intangible assets not subject to amortization consisted of the following:

	June 30, 2016	March 31, 2016
License	$2,290,468	$2,379,007
Trade name	916,187	925,767
Domain names	10,000	10,000
Total	$3,216,655	$3,314,774

The Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does requires renewal and is for a defined period, however, Management will continuously renew.

7 - ACCRUED LIABILITIES

	June 30, 2016	March 31, 2016
Interest	$605,655	$477,456
Wages and benefits	358,712	413,087
Foreign statutory fees	629,550	482,360
Bank overdraft	303,613	34,622
Legal costs	215,000	215,000
Vendor payments	973,917	1,597,717
Total	$3,086,447	$3,220,242

10 - DEBT

	June 30, 2016	March 31, 2016
Subordinated notes payable	$3,200,000	$3,200,000
Notes payable and promissory notes	2,008,159	2,008,159
India office building mortgage	2,015,334	2,067,588
Total	7,223,493	7,275,747
Less: debt discount	(1,037,305)	(1,212,580)
	6,186,188	6,063,167
Less: current portion	(668,988)	(895,609)
Long term debt	$5,517,200	$5,167,558

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

The Company also granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants had a fair value at issuance of $442,400 using a Black-Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the years ended June 30, 2016 and 2015, amortized debt discount included in interest expense totaled $172,884 and $217,800, respectively. During the three months ended June 30, 2016 and 2015, the Company made principal payments of $0 and $0.

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

India Office Building Mortgage
During the quarter ended June 30, 2015, MMPL refinanced its office building loan by paying off its loan with the Union Bank of India, and replacing it with a $2,198,000 loan with Standard Chartered. The new loan is at a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly payments and is collateralized by the building.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

There were no financial liabilities as of June 30 and March 31, 2016 measured at fair value on a recurring basis.

MONEYONMOBILE, INC. AND SUBSIDIARIES

The Company’s assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2016	$—	$—	$190,172	$190,172
Equity Investments as of June 30, 2016	$—	$—	$186,833	$186,833

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at June 30, and March 31, 2016:

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

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3):

Fair value of equity investment as of March 31, 2016	$190,172
Foreign currency translation	(3,339)
Fair value of equity investment as of June 30, 2016	$186,833

12 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
During the three months ended June 30, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received, including exercised warrants totaling 498,707 and 2,952,084, respectively. In April 2016 as part of the sale of the U.S. Operations the Company issued 2,000,000 common shares to an escrow account as security for its note payable issued to the buyer.

Convertible Preferred Stock
During the three months ended June 30, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

MONEYONMOBILE, INC. AND SUBSIDIARIES

During the three months ended June 30, 2016, the Company issued 2,330 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred, the Company received gross proceeds of $2,330,000 in consideration for the issuance of the securities. The Series E Preferred is voluntarily convertible into shares of Common Stock of the Company at a conversion price of $1.59. There also exists contingent redemption features with these securities. In the event the Company's Common Stock is uplisted to a major stock exchange, all outstanding Series E Preferred will be automatically converted into Common Stock at a conversion price equal to $1.34. Holders of Series E Preferred are not entitled to receive dividends.

Warrants
During the three months ended June 30, 2016, and in connection with financing activities and service agreements, a total of 1,096,384 warrants were issued. At June 30, 2016, 22,469,455 warrants outstanding for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.7 weighted average) expire in fiscal years as follows: 22,500 in 2017; 1,662,925 in 2018; 4,441,531 in 2019; 1,384,069 in 2020; 11,662,046 in 2021; 385,384 in 2022, and 2,911,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants for the three months ended June 30, 2016:

Warrants
Outstanding at March 31, 2016	21,448,071
Granted	1,096,384
Exercised	(75,000)
Expired/canceled	—
Outstanding at June 30, 2016	22,469,455

For the three months ended June 30, 2016 the Company granted the following warrants:

Issued for services	711,000
Issued for preferred stock	385,384
Total	1,096,384

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Selling, general and administrative expenses relating to warrants issued for services totaled $306,451 and $155,100 for the three months ended June 30, 2016 and 2015, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the three months ended June 30:

Warrants	2016	2015
Risk-free interest rates	1.34%	1.60%
Expected volatility	100.76%	120.75%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

2011 Equity Incentive Plan
The 2011 Equity Incentive Plan (“2011 Plan”) provides for issuing equity awards for an aggregate of 3.5 million shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), non-qualified stock options, share appreciation rights, performance shares, and performance units.  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock. On June 1, 2016, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission to register its 2016 Equity Incentive Plan (“2016 Plan”), which registered 3,000,000 shares of the 6,000,000 shares issuable under the plan.

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

During the three months ended June 30, 2016 and 2015, the Company awarded zero and 250,000 stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $0 and $124,375 for the three months ended June 30, 2016 and 2015. Options with a weighted-average exercise price of $0.74 per share for 3,480,000 shares were outstanding at June 30, 2016.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at June 30, 2016 and 2015 totaled $566,000 and $0, respectively.  At June 30, 2016, outstanding options are fully vested and the weighted-average remaining contractual term was 8.9 years; however, if services are earlier terminated, 3,480,000 options become void 90 days after termination.

No options were issued during the three months ended June 30, 2016. The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for the grants during the three months ended June 30, 2015:

Option plan	2015
Risk-free interest rates	2.13%
Expected volatility	105.390%
Dividend yields	—%
Expected lives (years)	6 years

The following table summarizes the changes in equity available for grant under the Company's Option Plans, comprised of stock options for the three months ended June 30, 2016:

	Equity Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2016	20,000	3,480,000	$0.74
Granted	—	—
Exercised	—	—
2016 Plan	3,000,000	—
Forfeited	—	—
Outstanding at June 30, 2016	3,020,000	3,480,000	$0.74

13 - (LOSS) PER SHARE

Basic (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

MONEYONMOBILE, INC. AND SUBSIDIARIES

The computation of basic and diluted loss per share as of June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted (loss) per share as of June 30, 2016 and 2015 are as follows:

	2016	2015
Warrants	22,469,455	10,259,569
Stock options	3,480,000	1,830,000
Convertible subordinated notes	3,200,000	6,800,000
Convertible preferred stock	5,034,634	—
Total	34,184,089	18,889,569

14- RELATED PARTIES

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At June 30 and March 31, 2016, amounts due to ART were $209,291 and $208,181, respectively, and is included in Related party payables on the Company’s condensed consolidated balance sheet.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile.

During the year ended March 31, 2016, MMPL issued three short-term bonds to the majoiry shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represents the prevailing bank rate at inception. At June 30, and March 31, 2016, $232,414 and $295,415, representing outstanding principal and interest was past due and is recorded as current liabilities to Related party payables in the Consolidated Balance Sheet. Additionally, the bond holder is disputing the interest rate recorded by the Company. See note 15: Commitments for additional details.

Cagan McAfee Capital Partners, LLC
The amounts due relating to an expired management advisory agreement, including interest, totaled $761,805 and $711,805 as of June 30 and March 31, 2016, respectively, and is recorded in Related party payables in the Company’s condensed consolidated balance sheets. Interest accrues at 12% per annum.

Cagan Capital, LLC
Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Laird Cagan, is a note holder of $1.0 million of our subordinated notes payable. There were no subordinated debt principal payments made during the three months ended June 30, 2016. Interest accrues at 12% per annum.

Laird Cagan
In April 2016, and as part of the Company's sale of its U.S. Operations, the Company issued Laird Cagan a promissory notes for $727,285. This note accrues interest of 12% per annum payable monthly and matures on December 31, 2017. No principal payments were made during the three months ended June 30, 2016.

MONEYONMOBILE, INC. AND SUBSIDIARIES

15 - COMMITTMENTS AND CONTINGENCIES

LITIGATION

On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of the Company’s U.S. Operations. On June 10, 2016, the parties advised the Court that they reached a settlement.  Notwithstanding, Plaintiff’s counsel requested that the Court suspend the case during the payment period.   On June 20, 2016, the Court issued an Order staying the proceedings without prejudice.

The majority shareholder of Happy Cellular is disputing the interest rate of the three bonds that were issued by MMPL during the year ended March 31, 2016. The bond holder alleges the interest rate is significantly higher than the amount disclosed in note 14: Related Parties. The Company is vigorously defending its position as it has engaged external legal counsel in India and is unable to estimate any liability relating to this matter.

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

As part of the Share Purchase Agreement, HALL MOM possessed an option for the Company to buyback its investment for $3,000,000. On March 15, 2016, HALL MOM exercised its option, which required repayment by July 13, 2016. At June 30, 2016, the Company recorded its obligation as a current liability. The Company has not yet paid HALL MOM. See note 18: Subsequent events for details on payments made to HALL MOM subsequent to June 30, 2016 to extend the repayment date of this liability.

MONEYONMOBILE, INC. AND SUBSIDIARIES

16 - SALE OF U.S. OPERATIONS

Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets, including Calpian Residual Acquisition, LLC and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy for MoneyOnMobile. There is no continuing cash inflows or outflows from or to the discontinued operations.

The following unaudited information present the major classes of line items constituting the after-tax loss of discontinued operations in the condensed consolidated statements of loss for the three months ended June 30, 2015:

Revenue, net:
Residual portfolios	$695,501
Processing fees	2,487,296
Other	298,926
Total revenues	3,481,723
Cost of revenues:
Residual portfolio amortization	263,421
Processing and other	2,089,107
Other	97,362
Total cost of sales	2,449,890
Gross profit:	1,031,833
General and administrative expenses
Salaries and wages	583,380
Selling, general and administrative	293,237
Depreciation and amortization	40,987
Total general and administrative	917,604
Other income (expense)
Interest expense	(305,965)
Other	88,992
Total other income (expense)	(216,973)
Income tax expense	—
Loss from discontinued operations, net of tax	$(102,744)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations for the three months ended June 30, 2015:

2015
Cash Flow: major line items
Portfolio Amortization	$263,421
Depreciation and amortization	56,785
Purchases of property and equipment	7,186

MONEYONMOBILE, INC. AND SUBSIDIARIES

17 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of non-cash investing and financing activities for the three months ended June 30:

	2016	2015
Cancellation of common stock for DPPL shares	$—	$704,646
Interest paid, net of amounts capitalized	26,244	—
Taxes Paid	—	—

18 - SUBSEQUENT EVENTS

Sale of Equity Securities

The Company issued 200 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred. The Company received gross proceeds of $200,000 in consideration for the issuance of the securities.

Additional Equity Securities Issuances

Subsequent to June 30, 2016, the Company issued 184,846 shares of common shares and 75,000 warrants to purchase common shares in exchange for advisory services received. Also, we received $1,523,762 and issued 2,826,309 of common shares as a result of exercised warrants, including cashless exercises. $300,000 in sub-debt principle and $49,350 of interest payable were converted into 499,072 shares of common stock. Lastly, 186 series D preferred shares plus dividend have converted to 357,425 shares of common stock.

Put Liability - Non-controlling Interest DPPL share purchase

Subsequent to June 30, 2016, the Company has made payments totaling $300,000 to HALL MOM, while it has been negotiating an extension to the DPPL share purchase date. These payments do not reduce the put liability, which remains outstanding at date of filing.

Acquisition of SVR Retail Private Ltd.

In July 2016, the Company acquired all of the capital stock of SVR Retail Private Ltd. for a cash payment of approximately $170,000. The majority of the assets acquired were shares of MoneyOnMobile, Inc. common stock. The Company is still in process of completing its business combination accounting for this transaction.

MONEYONMOBILE, INC. AND SUBSIDIARIES

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
Consolidated Revenues increased by $0.1 million or 10.7% in 2016 compared to 2015. Consolidated Gross Profit increased by $0.2 million or 42.3% in 2016 compared to 2015. The increase in both Revenue and Gross Profit is due to the growth in more profitable service offerings such as direct remittances.
RESULTS OF OPERATIONS
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	2016	2015
Revenues, net	$1,409,395	$1,273,242
Cost of sales	664,126	749,417
Gross profit	745,269	523,825

Net loss	$(2,437,612)	$(2,692,764)
Revenues for MoneyOnMobile in 2016 were higher than in 2015 by $0.1 million or 10.7% due to increases in monthly customer base and higher volume of usage by existing consumers.  Gross profit percentage was 52.9% in 2016 compared to 41.1% in 2015. Total General and administrative costs increased by $0.1 million or 3.1% compared to 2015 due primarily to direct commissions and other fees paid associated with capital raising to fund the growth strategies at MoneyOnMobile.
Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(1.7) million, or $(0.03) per share in 2016 compared to $(2.3) million, or $(0.07) per share in 2015.  Due to net losses, the Company had no current U.S. federal tax provision in either 2016 or 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoneyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the three months ended June 30, 2016.
As of June 30, 2016, our liquidity was $2.8 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund expansion at MoneyOnMobile. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(2.7) million in 2016 compared to $(0.9) million in 2015. Net loss in 2016 was $(2.4) million compared to $(2.7) million in 2015. The primarily change in cash used in operations was the decrease in advances from distributors of $1.2 million in 2016 and the impact of the discontinued operations in 2015, which included $0.4 million in portfolio amortization. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.

MONEYONMOBILE, INC. AND SUBSIDIARIES

Net cash used in investing activities was $(0.3) million in 2016 compared to net cash used in investing activities of $(0.04) million in 2015. Activity in 2016, was mainly purchases of equipment and software.
Net cash provided by financing activities was $3.9 million in 2016 and $0.9 million in 2015. In 2016, the Company received $3.8 million due to its capital raising activities relating to the issuance of preferred stock and warrants. In 2015, the Company made debt payments totaling $2.3 million and debt borrowing totaling $2.3 million. The remaining $0.9 million cash provided was a result of issuing common stock and warrants.
Going Concern
Our independent auditors included an explanatory paragraph in their report on our annual audited financial statements for the year ended March 31, 2016 over concerns about our ability to continue as a going concern. Additionally, our unaudited condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses and the continuing and immediate need for capital raising to fund operations and future growth opportunities in MoneyOnMobile. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is availability of capital to purchase inventory as there is no functional credit system in its primary market and all parties are operating on a pre-paid basis. The Company must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and represent the periods when our services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of retailers to direct customers to alternative payment systems.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2016, the Company designed and implemented additional internal controls, consisting of new procedures, systems, reconciliations and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of June 30, 2016, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

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
 The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of June 30, 2016. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of June 30, 2016, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports.  Management has concluded that, as of June 30, 2016, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

MONEYONMOBILE, INC. AND SUBSIDIARIES

PART II

ITEM 1    LEGAL PROCEEDINGS
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

On June 10, 2016, the parties advised the Court that they reached a settlement.  Notwithstanding, Plaintiff’s counsel requested that the Court suspend the case during the payment period.   On June 20, 2016, the Court issued an Order staying the proceedings without prejudice.

ITEM 1A    RISK FACTORS
This section is not required for a small reporting company.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the three months ended June 30, 2016, the Company issued shares of its common stock in connection with its financing activities and for services received, including exercised warrants totaling 498,707. Additionally, the Company issued 1,096,384 warrants.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

During the three months ended June 30, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

During the three months ended June 30, 2016, the Company issued 2,330 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred. The Company received gross proceeds of $2,330,000 in consideration for the issuance of the securities.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION
None.

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYONMOBILE, INC.
(Registrant)

September 16, 2016	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

September 16, 2016	/s/ Scott S. Arey
Scott S. Arey
Chief Financial Officer

MONEYONMOBILE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1

MONEYONMOBILE, INC. AND SUBSIDIARIES

	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
	10.4	Share Purchase Agreement	10-K	August 19, 2016	10.4
(21)	List of Subsidiaries
	21.1	List of subsidiaries	10-K	August 19, 2016	21.1
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.