Form 10-Q
period 2016-09-30
MoneyOnMobile, Inc.
filed 2016-11-14
CIK 1414628

MONEYONMOBILE, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of November 11, 2016 was 56,060,235.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

PART I

ITEM 1    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,644,233	$2,119,794
Due from distributors	324,081	4,938,790
Other current assets	1,069,458	1,537,668
Total current assets	3,037,772	8,596,252
Property and equipment, net	3,453,156	3,508,835
Goodwill	13,682,076	13,810,117
Other intangible assets, net	4,538,186	4,640,092
Other non-current assets	668,153	948,721
Total assets	$25,379,343	$31,504,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,645,910	$2,789,486
Accrued liabilities	2,789,848	3,220,242
Related party payables	1,140,749	1,215,401
Current portion of long-term debt	672,494	895,609
Advances from distributors	2,425,476	4,013,509
Put liability - Noncontrolling interest investment	3,000,000	3,000,000
Total current liabilities	11,674,477	15,134,247
Long-term debt	5,472,901	5,167,558
Other non-current liabilities	160,009	208,816
Total liabilities	17,307,387	20,510,621
Commitments and contingencies
Preferred stock Series D, $0.001 par value; 2,200 authorized, 1,356 and 600 shares issued and outstanding as of September 30 and March 31, 2016, respectively	1,355,517	600,000
Shareholders' Equity
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and zero shares issued and outstanding as of September 30 and March 31, 2016, respectively	3	—
Common stock 200,000,000 shares authorized, $0.001 par value; 56,060,235 and 50,648,438 shares issued and outstanding as of September 30 and March 31, 2016, respectively	56,060	50,648
Additional paid-in capital	48,215,776	46,473,010
Accumulated deficit	(43,597,743)	(40,089,408)
Cumulative other comprehensive loss	(1,513,549)	(1,429,525)
Total MoneyOnMobile, Inc. shareholders’ equity	3,160,547	5,004,725
Noncontrolling interest	3,555,892	5,388,671
Total shareholders' equity	6,716,439	10,393,396
Total liabilities and shareholders' equity	$25,379,343	$31,504,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net	$1,080,163	$1,441,693	$2,489,558	$2,714,935
Cost of revenues	494,786	766,252	1,158,912	1,515,669
Gross profit	585,377	675,441	1,330,646	1,199,266
General and administrative expenses
Salaries and wages	756,405	621,036	1,512,723	1,424,577
Selling, general and administrative	1,698,791	4,739,440	3,555,266	6,415,714
Depreciation and amortization	200,882	190,622	395,028	433,898
Total general and administrative	2,656,078	5,551,098	5,463,017	8,274,189
Operating loss	(2,070,701)	(4,875,657)	(4,132,371)	(7,074,923)
Other income (expenses)
Interest expense	(531,274)	(325,059)	(907,216)	(725,327)
Other	—	(141,396)	—	(121,729)
Total other income (expenses)	(531,274)	(466,455)	(907,216)	(847,056)
Loss from continuing operations, before income tax	(2,601,975)	(5,342,112)	(5,039,587)	(7,921,979)
Income tax expense	—	—	—	—
Loss from continuing operations	(2,601,975)	(5,342,112)	(5,039,587)	(7,921,979)
Income from discontinued operations, net of tax	—	161,897	—	59,153
Net loss	(2,601,975)	(5,180,215)	(5,039,587)	(7,862,826)
Net loss attributable to noncontrolling interest	(829,227)	(1,481,039)	(1,531,252)	(1,846,430)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(1,772,748)	$(3,699,176)	$(3,508,335)	$(6,016,396)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	308,469	(918,886)	(120,034)	(1,388,890)
Total comprehensive loss	$(2,293,506)	$(6,099,101)	$(5,159,621)	$(9,251,716)
Comprehensive (loss) attributable to:
Noncontrolling interest	(747,399)	(700,560)	(1,567,262)	(1,246,667)
MoneyOnMobile, Inc. shareholders	(1,546,107)	(5,231,274)	(3,592,359)	(8,005,049)
Net loss per share from continuing operations	$(0.05)	$(0.12)	$(0.10)	$(0.18)
Net income per share from discontinued operations	$—	$0.004	$—	$0.001
Net loss per share, basic and diluted	$(0.03)	$(0.11)	$(0.07)	$(0.18)
Weighted average number of shares outstanding, basic and diluted	51,379,017	45,437,785	51,130,815	43,159,246

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(5,039,587)	$(7,862,826)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	—	108,042
Portfolio amortization	—	429,129
Subordinated note discount amortization	348,160	205,913
Depreciation and amortization	395,028	515,556
Loss (gain) on sale of assets	—	(138,866)
Stock based compensation	—	124,375
Deferred consulting fee amortization	—	3,326,541
Equity awards issued for services	788,770	2,467,147
Changes in operating assets and liabilities:
Accounts receivable	—	244,244
Due from distributors	267,764	(55,002)
Other assets	748,778	(1,671,827)
Related party payables	(74,652)	115,949
Accounts payable and accrued liabilities	(1,555,427)	(73,530)
Advances from distributors	(1,588,033)	(77,590)
Net cash (used in) operating activities	(5,709,199)	(2,342,745)
INVESTING ACTIVITIES
Purchase of NCI shares of consolidated subsidiaries	(268,653)	—
Proceeds from equity method investment	—	52,400
Purchases of property and equipment	(60,589)	(72,731)
Acquisition of intangible assets	(50,830)	(39,484)
Net cash (used in) investing activities	(380,072)	(59,815)
FINANCING ACTIVITIES
Borrowings on notes payable	67,248	2,000,000
Payments on notes payable and bank loan	(33,180)	(4,101,913)
Issuance of common stock and warrants	—	3,611,389
Issuance of preferred stock	4,071,535	—
Proceeds from warrants exercised for common stock	1,750,407	—
Proceeds from long-term debt	—	2,275,832
Proceeds from related party debt	—	433,200
Reacquisition of common stock	(177,369)	—
Contributions made by noncontrolling interest	—	299,960
Net cash provided by financing activities	5,678,641	4,518,468
Foreign currency effect on cash flows	(64,931)	(238,914)
Net change in cash and cash equivalents	(475,561)	1,876,994
Cash and cash equivalents at beginning of year	2,119,794	1,293,461
Cash and cash equivalents at end of period - continuing operations	$1,644,233	$2,762,317
Cash and cash equivalents at end of period - discontinued operations	$—	$408,138
Supplemental disclosures (Note 15)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in condensed consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2016. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Disposition of Assets
On November 30, 2015, the Company consummated the sale of Calpian Commerce, Inc. and certain other U.S. portfolio assets. As a result of the sale, the results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations and comprehensive loss. See note 14 - Sale of U.S. Operations for additional information.

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(2,601,975) and $(5,039,587) for the three and six months ended September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to further grow and expand its mobile payment processing operations in India. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Carrying values of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and interest payable approximate fair values.  Additionally, carrying value of senior notes, subordinated notes, and note payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. We determined certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We previously recorded this liability as a derivative liability within current liabilities in our historical consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our condensed consolidated statements of operations and comprehensive loss. As of September 30 and March 31, 2016 we did not have any outstanding convertible instruments that would be classified as a derivative.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amortization period is five years for customer lists, acquisition costs and trademarks, five years for internal use software, three years for software developed for resale and domain names are not amortized. Capitalized finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Indefinite-lived assets are not amortized, but reviewed at least annually for potential impairment.
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three or six months ended September 30, 2016 or 2015.

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

Other services offered are Consumer Services, including bill payment and money transfer. For bill payment transactions, MoneyOnMobile acts as an agent with consumers. Distributors use MoneyOnMobile’s electronic wallet technology to allow consumers to pay utility bills by mobile phone text message and smart phone. MoneyOnMobile earns a fixed transaction fee for these services.  For our money transfer services, once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use MoneyOnMobile’s technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other MoneyOnMobile consumers.  MoneyOnMobile also earns a variable transaction fee for these services.

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of September 30 and March 31, 2016 advances from distributors was $2,425,476 and $4,013,509, respectively.

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there are no claims that had a material effect on the Company. See note 13 for additional details.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

3 - OTHER CURRENT ASSETS

	September 30, 2016	March 31, 2016
Advances to aggregators	$124,847	$717,924
Foreign service tax recoverable	721,818	577,751
Prepaid insurance and other	222,793	241,993
Total	$1,069,458	$1,537,668

4 - PROPERTY AND EQUIPMENT

	September 30, 2016	March 31, 2016
Building	$3,633,078	$3,626,116
Equipment	317,475	284,872
Furniture and fixtures	59,071	56,889
Subtotal	4,009,624	3,967,877
Less accumulated depreciation	(556,468)	(459,042)
Property and equipment, net	$3,453,156	$3,508,835

For the three months ended September 30, 2016 and 2015, depreciation expense was $86,645 and $35,976, respectively. For the six months ended September 30, 2016 and 2015, depreciation expense was $149,269 and $71,952, respectively.

5 – GOODWILL

The following table is a reconciliation of the carrying value of goodwill:

Carrying value at March 31, 2016	$13,810,117
Net foreign exchange movement	(128,041)
Carrying value at September 30, 2016	$13,682,076

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	September 30, 2016	March 31, 2016
Customer lists	$1,168,952	$1,185,702
Software development costs	1,455,715	1,180,910
Trademarks	29,264	29,518
Contracts	266,182	240,285
	2,920,113	2,636,415
Less accumulated amortization	(1,668,201)	(1,311,097)
Total	$1,251,912	$1,325,318

For the three months ended September 30, 2016 and 2015, the weighted average amortization period is approximately 4.0 years and amortization expense was $131,522 and $154,646, respectively. For the six months ended September 30, 2016 and 2015, amortization expense was $ $245,759 and $361,946, respectively.

Other intangible assets not subject to amortization consisted of the following:

	September 30, 2016	March 31, 2016
License	$2,358,512	$2,379,007
Trade name	917,762	925,767
Domain names	10,000	10,000
Total	$3,286,274	$3,314,774

The Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal and is for a defined period, however, Management will continuously renew.

7 - ACCRUED LIABILITIES

	September 30, 2016	March 31, 2016
Interest	$678,354	$477,456
Wages and benefits	1,097,689	413,087
Foreign statutory fees	588,140	482,360
Bank overdraft	157,562	34,622
Legal costs	200,000	215,000
Vendor payments	68,103	1,597,717
Total	$2,789,848	$3,220,242

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8 - DEBT

	September 30, 2016	March 31, 2016
Subordinated notes payable	$2,900,000	$3,200,000
Notes payable and promissory notes	2,143,289	2,008,159
India office building mortgage	1,966,526	2,067,588
Total	7,009,815	7,275,747
Less: debt discount	(864,420)	(1,212,580)
	6,145,395	6,063,167
Less: current portion	(672,494)	(895,609)
Long term debt	$5,472,901	$5,167,558

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

Additionally, the Company granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants had a fair value at issuance of $442,400 using a Black-Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the three month periods ended September 30, 2016 and 2015, amortized debt discount included in interest expense totaled $172,884 and $86,020, respectively. For the six month periods ended September 30, 2016 and 2015, amortized debt discount included in interest expense totaled $348,160 and $205,913, respectively. During the three and six months ended September 30, 2016 and 2015, the Company made principal payments of $0 and $0.

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

In July 2016, the Company negotiated with certain investors to covert $300,000 of subordinated notes payable and $49,350 of interest payable into 499,072 shares of the Company's common stock.

Notes Payable and Promissory Notes
In October 2015, the Company received $6,000,000 from various investors as part of a debt subscription agreement, which was specific to facilitating the sale of the Company's U.S. Operations. As part of the November 2015 sale, the entire debt was assumed by the purchaser of the U.S. Operations. Additionally, short term notes totaling $59,434 were issued to the note holders to account for the interest that was incurred by the Company while the funds were in escrow and have a maturity date of December 31, 2016.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lastly, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of a Company subsidiary that was not included as part of the sale of U.S. Operations at March 31, 2016. These loans have a maturity date of December 31, 2016.

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

There were no financial liabilities as of September 30 and March 31, 2016 measured at fair value on a recurring basis.
The Company’s assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2016	$—	$—	$190,172	$190,172
Equity Investments as of September 30, 2016	$—	$—	$188,496	$188,496

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at September 30, and March 31, 2016:

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3):

Fair value of equity investment as of March 31, 2016	$190,172
Foreign currency translation	(1,676)
Fair value of equity investment as of September 30, 2016	$188,496

10 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
During the three months ended June 30, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received, including exercised warrants totaling 498,707 and 2,952,084, respectively. In April 2016 as part of the sale of the U.S. Operations the Company issued 2,000,000 common shares to an escrow account as security for its note payable issued to the buyer

During the three months ended September 30, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received, Preferred Stock Series D conversions, exercised warrants and notes payable conversions totaling 8,574,630 and 5,053,335; respectively. Also, the Company retired 3,661,540 shares of common stock.

In July 2016, the Company reacquired 3,551,694 shares of MoneyOnMobile, Inc., from a distributor, SVR Retail Private Ltd. ("SVR"). The Company paid $177,369 in cash forgave a receivable due to DPPL of $4,346,945. The Company formally retired these common shares upon receipt in July 2016 and recorded a reduction to additional paid-in capital in the condensed consolidated balance sheet. As a result of the transaction, the Company did not acquire any other assets or assume any liabilities. Concurrently, the Company reacquired and reissued 109,846 shares of MoneyOnMobile, Inc., from an agent.

Convertible Preferred Stock
During the six months ended September 30, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value. During the six months ended September 30, 2016, 786 shares of its Series D Preferred were exchanged, with accrued interest into 1,507,426 shares of the Company's common stock.

During the three and six months ended September 30, 2016, the Company issued 2,530 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred, the Company received gross proceeds of $2,530,000 in consideration for the issuance of the securities. The Series E Preferred is voluntarily convertible into shares of Common Stock of the Company at a conversion price of $1.59. There also exists contingent redemption features with these securities. In the event the Company's Common Stock is uplisted to a major stock exchange, all outstanding Series E Preferred will be automatically converted into Common Stock at a conversion price equal to $1.34. Holders of Series E Preferred are not entitled to receive dividends.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants
During the six months ended September 30, 2016, and in connection with financing activities and service agreements, a total of 1,096,384 warrants were issued. At September 30, 2016, 16,411,866 warrants outstanding for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.69 weighted average) expire in fiscal years as follows: 1,211,822 in 2018; 2,411,197 in 2019; 1,451,618 in 2020; 6,598,345 in 2021; 813,884 in 2022, and 3,925,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants for the six months ended September 30, 2016:

Warrants
Outstanding at March 31, 2016	21,473,071
Granted	1,096,384
Exercised	(6,157,589)
Expired/canceled	—
Outstanding at September 30, 2016	16,411,866

For the six months ended September 30, 2016 the Company granted the following warrants:

Issued for services	711,000
Issued for preferred stock	385,384
Total	1,096,384

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Selling, general and administrative expenses relating to warrants issued for services totaled $0 and $1,773,599 for the three months ended September 30, 2016 and 2015, respectively. For the six months ended September 30, 2016 and 2015, selling, general and administrative expenses relating to warrants issued for services totaled $306,451 and $1,928,699, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the the six months ended September 30:

Warrants	2016	2015
Risk-free interest rates	1.34%	1.57%
Expected volatility	100.76%	120.45%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model. The expected life of options represents the period of time the options are expected to be outstanding and other subjective factors. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. No forfeiture is expected when stock options are granted.

During the six months ended September 30, 2016 and 2015, the Company awarded zero and 250,000 stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2016 and 2015 was $0 and $124,375. Options with a weighted-average exercise price of $0.74 per share for 3,480,000 shares were outstanding at September 30, 2016.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at September 30, 2016 and 2015 totaled $484,500 and $0, respectively.  At September 30, 2016, outstanding options are fully vested and the weighted-average remaining contractual term was 8.6 years; however, if services are earlier terminated, 3,480,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for the grants during the six months ended September 30, 2015:

Option plan	2015
Risk-free interest rates	2.13%
Expected volatility	105.390%
Dividend yields	—%
Expected lives (years)	6 years

The following table summarizes the changes in equity available for grant under the Company's Option Plans, comprised of stock options for the six months ended September 30, 2016:

	Equity Available for Grant	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2016	20,000	3,480,000	$0.74
Granted	—	—
Exercised	—	—
2016 Plan	3,000,000	—
Forfeited	—	—
Outstanding at September 30, 2016	3,020,000	3,480,000	$0.74

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11 - (LOSS) PER SHARE

Basic (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. The dilutive effect of potentially dilutive securities is reflected in diluted earnings (loss) per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted (loss) per share as of September 30, 2016 and 2015 are as follows:

	2016	2015
Warrants	16,411,866	16,408,101
Stock options	3,480,000	1,700,000
Convertible subordinated notes	2,900,000	7,200,000
Convertible preferred stock	3,849,615	—
Total	26,641,481	25,308,101

12 - RELATED PARTIES

Support Services and Advances
ART Holdings, Inc. ("ART") funded shared costs incurred in previous years.  At September 30 and March 31, 2016, amounts due to ART were $204,179 and $208,181, respectively, and interest-free and are due at a future date to be agreed by the parties.  These amounts are included in Related party payables in the Company’s condensed consolidated balance sheet.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile.

During the year ended March 31, 2016, MMPL issued three short-term bonds to the majoiry shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represents the prevailing bank rate at inception. At September 30, and March 31, 2016, $174,765 and $295,415, representing outstanding principal and interest was past due and is recorded as current liabilities to Related party payables in the condensed consolidated balance sheets. Additionally, the bond holder is disputing the interest rate recorded by the Company. See note 13: Commitments and Contingencies for additional details.

Cagan McAfee Capital Partners, LLC
The amounts due relating to an expired management advisory agreement, including interest, totaled $761,805 and $711,805 as of September 30 and March 31, 2016, respectively, and is recorded in Related party payables in the condensed consolidated balance sheets. Interest accrues at 12% per annum.

Cagan Capital, LLC
Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Laird Cagan, is a note holder of $1.0 million of our subordinated notes payable. There were no subordinated debt principal payments made during the six months ended September 30, 2016. Interest accrues at 12% per annum.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Laird Cagan
In April 2016, and as part of the Company's November 2015 sale of its U.S. Operations, Laird Cagan was issued a promissory note for $727,285. This note accrues interest of 12% per annum payable monthly and matures on December 31, 2017. No principal payments were made during the six months ended September 30, 2016.

13 - COMMITTMENTS AND CONTINGENCIES

LITIGATION

Reinvention Capital Advisors Co.
On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of the Company’s U.S. Operations. On June 10, 2016, the parties advised the Court that they reached a settlement for approximately $300,000, of which $200,000 remained outstanding at September 30, 2016.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular is disputing the interest rate of the three bonds that it was issued by MMPL during the year ended March 31, 2016. The bond holder alleges the interest rate is significantly higher than the amount disclosed in note 12: Related Parties. The Company is vigorously defending its position as it has engaged external legal counsel in India. We are unable to estimate any liability relating to this matter.

Hall MOM, LLC.
On December 30, 2015, the Company entered into a Share Purchase Agreement ("Share Purchase Agreement") with Hall MOM, LLC., a Texas limited liability company (“Hall MOM"). Pursuant to the Share Purchase Agreement, and in satisfaction of a $2,000,000 loan made to the Company by Hall MOM, the Company issued and sold equity shares representing 10% of the total paid up share capital of DPPL, on a fully diluted basis (the “Sale Shares”) to Hall MOM. In addition to the debt satisfaction, Hall MOM agreed to return to the Company for cancellation 1,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock.

As part of the Share Purchase Agreement, Hall MOM possessed an option for the Company to buyback its investment for $3,000,000. On March 15, 2016, Hall MOM exercised its option, which required the Company to make a $3,000,000 payment by July 13, 2016. In July 2016, the Company and Hall MOM agreed to extend the payment date for an additional fee. During the three months ended September 30, 2016, the Company paid $300,000 to extend the repurchase date for an additional two months. At September 28, 2016, the obligation became immediately due. The Company has recorded its obligation as a current liability at September 30, 2016.

On October 17th, 2016, Hall MOM filed suit in the State of Texas against the Company alleging breach of contract to reacquire its investment in DPPL. Hall MOM alleges damages on the date the suit was filed of $1,000,000, including pre-judgment interest, plus post-judgment interest. We have engaged external legal counsel and intend to vigorously dispute the alleged damages.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14 - SALE OF U.S. OPERATIONS

Effective November 30, 2015 (11:59pm), the Company entered into an Asset Purchase Agreement ("APA") with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets, including Calpian Residual Acquisition, LLC and its equity investment in Calpian Granite Hill, L.P ("U.S. Operations"). This action was undertaken to allow the Company to focus entirely on executing its growth strategy in India. There is no continuing cash inflows or outflows from or to the discontinued operations.

On November 30, 2015, the Company sold its domestic operations to eVance. The Company’s management arranged the financing of the purchase with funds from a subgroup of the Company’s existing shareholders and debtholders. The purchase was made with recourse such that the Company had a contingent liability to the subgroup and recourse on the associated domestic operations should eVance fail to repay the subgroup before November 30, 2016. On November 3, 2016 eVance completed a financing in which all the obligations to the subgroup were fulfilled and all guarantees of the Company to the subgroup were released.

The following unaudited information present the major classes of line items constituting the after-tax loss of discontinued operations in the condensed consolidated statements of loss:

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)
Revenue, net:
Residual portfolios	$608,735	$1,304,236
Processing fees	2,014,326	4,501,622
Other	736,795	1,035,721
Total revenues	3,359,856	6,841,579
Cost of revenues:
Residual portfolio amortization	—	263,421
Processing and other	1,895,837	3,984,944
Other	167,985	265,347
Total cost of sales	2,063,822	4,513,712
Gross profit:	1,296,034	2,327,867
General and administrative expenses
Salaries and wages	461,441	1,044,821
Selling, general and administrative	360,436	653,673
Depreciation and amortization	—	40,987
Total general and administrative	821,877	1,739,481
Other income (expense)
Interest expense	(347,260)	(653,225)
Other	35,000	123,992
Total other income (expense)	(312,260)	(529,233)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$161,897	$59,153

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)

Portfolio Amortization	$—	$263,421
Depreciation and amortization	—	56,785
Purchases of property and equipment	7,186	14,372

15 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of non-cash investing and financing activities:

	Six Months Ended
	September 30,
	2016	2015
Cancellation of common stock for DPPL shares	$—	$704,646
Conversion of preferred stock and dividends to common stock	904,456	—
Repurchase of common stock	4,636,905	—
Conversion of sub debt and interest for common stock	349,350
Acquisition of intangible assets	204,398	—
Cash paid during the period for:
Interest paid, net of amounts capitalized	52,488	—
Taxes Paid	—	—

16 - SUBSEQUENT EVENTS

Litigation with Hall MOM, LLC: Put Liability - Non-controlling Interest DPPL share purchase

On October 17, 2016, Hall MOM filed a lawsuit against the Company. See note 13: Commitments and Contingencies for additional details.

Expiration of Financial Guarantee

On November 3, 2016, the term of our financial guarantee to certain debtholders and shareholders relating to the financing our November 2015 sale of U.S. Operations expired. See note 15: Sale of U.S. Operations for additional detail.

MONEYONMOBILE, INC. AND SUBSIDIARIES

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
MoneyOnMobile is a mobile money service provider allowing Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality.
RESULTS OF OPERATIONS
For the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues, net	$1,080,163	$1,441,693	$2,489,558	$2,714,935
Cost of sales	494,786	766,252	1,158,912	1,515,669
Gross profit	585,377	675,441	1,330,646	1,199,266

Net loss	$(2,601,975)	$(5,180,215)	$(5,039,587)	$(7,862,826)

Three months ending September 30, 2016:
Revenues in 2016 were lower than in 2015 by $(0.4) million or (25.1)% as the Company continues to focus on growing domestic remittances. This service requires the Company to maintain higher capital requirements, which has limited our ability to sell additional services. The result of this strategy has been the improvement of our gross margin. Gross profit percentage was 54.2% in 2016 compared to 46.9% in 2015. In addition to changes in service mix during the quarter, a program to decrease operating costs has been undertaken.
Total General and administrative costs decreased by $(2.9) million or (52.2)% compared to 2015 due primarily to lower capital raising costs and stock compensation expenses. Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(1.8) million, or $(0.03) per share in 2016 compared to $(3.7) million, or $(0.11) per share in 2015.

Six months ending September 30, 2016:
Revenues in 2016 were lower than in 2015 by $(0.2) million or (8.3)% as the Company continues to focus on growing domestic remittances. This service requires the Company to maintain higher capital requirements, which has limited our ability to sell additional services. The result of this strategy has been the improvement of our gross margin. Gross profit percentage was 53.4% in 2016 compared to 44.2% in 2015. Total General and administrative costs decreased by $(2.8) million or (34.0)% compared to 2015 due primarily to lower capital raising costs and stock compensation expenses. Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(3.5) million, or $(0.07) per share in 2016 compared to $(6.0) million, or $(0.18) per share in 2015.
Due to net losses, the Company had no current U.S. federal tax provision in either 2016 or 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

MONEYONMOBILE, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoneyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the six months ended September 30, 2016.
As of September 30, 2016, our liquidity was $1.6 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund growth opportunities in India. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet these obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(5.7) million in 2016 compared to $(2.3) million in 2015. Net loss in 2016 was $(5.0) million compared to $(7.9) million in 2015. The primarily change in 2016 cash used in operations was the decrease in accounts payable and accrued liabilities of $1.6 million, decreases in advances from distributors of $1.6 million and equity awards issued for services of $0.8 million. In 2015, there was $3.3 million deferred consulting fee amortization and $2.5 million of equity awards were issued. And the impact of the discontinued operations included $0.4 million in portfolio amortization. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.4) million in 2016 compared to $(0.1) million in 2015. Activity in 2016 was mainly due our acquisition of common stock in DPPL totaling $(0.3) million, $(0.1) million purchase of equipment and $(0.1) million purchase of software. Activity in 2015 was due to $(0.1) million purchases of equipment.
Net cash provided by financing activities was $5.7 million in 2016 and $4.5 million in 2015. In 2016, we received $4.1 million due to our capital raising activities relating to the issuance of preferred stock and $1.8 million for the exercise of warrants. Also, we made cash payments of $(0.2) million as part of our acquisition of SVR to reacquire common stock. In 2015, we made $(4.1) million in debt payments and borrowed $4.3 million. Also, cash provided as a result of issuing common stock and warrants totaled $3.6 million. Also, we received $2.3 million from issuance of long-term debt relating to its office building in India and $2.0 million on borrowings on notes payable.
Going Concern
Our independent auditors included an explanatory paragraph in their report on our annual audited financial statements for the year ended March 31, 2016 over concerns about our ability to continue as a going concern. Additionally, our unaudited condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses and the continuing and immediate need for capital raising to fund operations and future growth opportunities. Management does believe it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2016, the Company designed and implemented additional internal controls, consisting of new procedures, systems, reconciliations and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of September 30, 2016, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
 The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of September 30, 2016. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of September 30, 2016, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports.  Management has concluded that, as of September 30, 2016, the Company did not maintain effective internal control over financial reporting.
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

Hall MOM, LLC v. Calpian, Inc.

On October 17th, 2016, Hall MOM filed suit in the State of Texas against the Company alleging breach of contract to reacquire its investment in DPPL. Hall MOM alleges damages on the date the suit was filed of $1,000,000, including pre-judgment interest, plus post-judgment interest. We have engaged external legal counsel and intend to vigorously dispute the alleged damages.

ITEM 1A    RISK FACTORS
This section is not required for a small reporting company.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the six months ended September 30, 2016, the Company issued shares of its common stock in connection with its financing activities and for services received, including exercised warrants totaling 498,707. Additionally, the Company issued 1,096,384 warrants.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

During the six months ended September 30, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

During the six months ended September 30, 2016, the Company issued 2,530 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred. The Company received gross proceeds of $2,530,000 in consideration for the issuance of the securities.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

MONEYONMOBILE, INC.
(Registrant)

November 14, 2016	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

November 14, 2016	/s/ Scott S. Arey
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