Form 10-Q
period 2016-12-31
MoneyOnMobile, Inc.
filed 2017-02-14
CIK 1414628

MONEYONMOBILE, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of February 13, 2017 was 59,648,683.

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

MONEYONMOBILE, INC. AND SUBSIDIARIES

PART I

ITEM 1    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,376,740	$2,119,794
Due from distributors (Due from Related party totaled $102,404 and $104,978 as of December 31 and March 31, 2016, respectively)	281,695	4,938,790
Other current assets	1,778,962	1,537,668
Total current assets	3,437,397	8,596,252
Property and equipment, net	3,368,236	3,508,835
Goodwill	13,458,612	13,810,117
Other intangible assets, net	4,277,788	4,640,092
Other non-current assets	655,890	948,721
Total assets	$25,197,923	$31,504,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,762,571	$2,789,486
Accrued liabilities	2,568,517	3,220,242
Related party payables	1,737,149	1,215,401
Current portion of long-term debt, net	5,616,994	895,609
Advances from distributors	2,285,918	4,013,509
Put liability - Noncontrolling interest investment	3,000,000	3,000,000
Preferred stock dividends	140,500	—
Total current liabilities	17,111,649	15,134,247
Long-term debt	1,883,603	5,167,558
Other non-current liabilities	157,309	208,816
Total liabilities	19,152,561	20,510,621
Commitments and contingencies
Preferred stock Series D, $0.001 par value; 2,200 authorized, 1,225 and 600 shares issued and outstanding as of December 31 and March 31, 2016, respectively	1,225,000	600,000
Shareholders' Equity
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and zero shares issued and outstanding as of December 31 and March 31, 2016, respectively	3	—
Common stock 200,000,000 shares authorized, $0.001 par value; 58,612,098 and 50,648,438 shares issued and outstanding as of December 31 and March 31, 2016, respectively	58,612	50,648
Additional paid-in capital	50,861,480	46,473,010
Accumulated deficit	(45,695,315)	(40,089,408)
Cumulative other comprehensive loss	(1,701,841)	(1,429,525)
Total MoneyOnMobile, Inc. shareholders’ equity	3,522,939	5,004,725
Noncontrolling interest	1,297,423	5,388,671
Total shareholders' equity	4,820,362	10,393,396
Total liabilities and shareholders' equity	$25,197,923	$31,504,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net	$969,442	$1,609,192	$3,459,000	$4,324,127
Cost of revenues	393,758	716,933	1,552,670	2,232,602
Gross profit	575,682	892,259	1,906,328	2,091,525
General and administrative expenses
Salaries and wages	825,678	934,529	2,338,401	2,359,106
Selling, general and administrative	2,127,425	3,751,848	5,682,691	10,167,562
Depreciation and amortization	222,440	76,720	617,468	510,618
Total general and administrative	3,175,543	4,763,097	8,638,560	13,037,286
Operating loss	(2,599,861)	(3,870,838)	(6,732,232)	(10,945,761)
Other income (expenses)
Interest expense	(350,013)	(1,300,814)	(1,257,229)	(2,026,141)
Other	—	456,724	—	334,995
Total other income (expenses)	(350,013)	(844,090)	(1,257,229)	(1,691,146)
Loss from continuing operations, before income tax	(2,949,874)	(4,714,928)	(7,989,461)	(12,636,907)
Income tax expense	—	—	—	—
Loss from continuing operations	(2,949,874)	(4,714,928)	(7,989,461)	(12,636,907)
Income from discontinued operations, net of tax	—	134,752	—	193,905
Loss on sale of discontinued operations, net of tax	—	(1,969,174)	—	(1,969,174)
Net loss	(2,949,874)	(6,549,350)	(7,989,461)	(14,412,176)
Preferred stock dividend	(277,980)	—	(277,980)	—
Net loss available to common stockholders	(3,227,854)	(6,549,350)	(8,267,441)	(14,412,176)
Net loss attributable to noncontrolling interest	(852,302)	(1,488,132)	(2,383,554)	(3,334,562)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(2,375,552)	$(5,061,218)	$(5,883,887)	$(11,077,614)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(272,887)	(169,346)	(392,921)	(1,558,236)
Total comprehensive loss	$(3,500,741)	$(6,718,696)	$(8,660,362)	$(15,970,412)
Comprehensive (loss) attributable to:
Noncontrolling interest	(934,168)	(546,107)	(2,501,430)	(1,792,774)
MoneyOnMobile, Inc. shareholders	(2,566,573)	(6,172,589)	(6,158,932)	(14,177,638)
Net loss per share from continuing operations	$(0.05)	$(0.10)	$(0.15)	$(0.28)
Net income per share from discontinued operations	$—	$(0.04)	$—	$(0.04)
Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.11)	$(0.25)
Weighted average number of shares outstanding, basic and diluted	57,333,039	48,207,724	54,214,721	44,905,186

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(7,989,461)	$(14,412,176)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	—	324,144
Portfolio amortization	—	432,075
Subordinated note discount amortization	575,071	225,311
Depreciation and amortization	617,468	551,605
(Gain) on sale of assets	—	(350,563)
Loss on sale of U.S. Operations	—	1,969,174
Stock based compensation	—	989,487
Deferred consulting fee amortization	—	3,194,949
Equity awards issued for services	1,513,532	3,128,080
Changes in operating assets and liabilities:
Accounts receivable	—	505,353
Due from distributors	310,150	110,678
Other assets	51,537	120,931
Related party payables	521,748	652,500
Accounts payable and accrued liabilities	(1,800,277)	1,592,678
Advances from distributors	(1,727,591)	547,685
Net cash (used in) operating activities	(7,927,823)	(418,089)
INVESTING ACTIVITIES
Purchase of NCI shares of consolidated subsidiaries	(268,653)	—
Proceeds from equity method investment	—	64,400
Purchases of property and equipment	(70,423)	(89,897)
Acquisition of intangible assets	(50,830)	(41,992)
Net cash (used in) investing activities	(389,906)	(67,489)
FINANCING ACTIVITIES
Borrowings on notes payable, senior and subordinated notes	1,349,257	12,001,759
Payments on notes payable and bank loan	(119,650)	(16,485,264)
Issuance of common stock and warrants	650,000	3,588,494
Issuance of preferred stock	4,071,535	100,000
Proceeds from warrants exercised for common stock	1,750,407	—
Proceeds from long-term debt	—	2,275,832
Reacquisition of common stock	(177,369)	—
Changes in restricted cash	—	(51,494)
Contributions made by noncontrolling interest	130,715	299,960
Net cash provided by financing activities	7,654,895	1,729,287
Foreign currency effect on cash flows	(80,220)	(177,175)
Net change in cash and cash equivalents	(743,054)	1,066,534
Cash and cash equivalents at beginning of year	2,119,794	1,293,461
Cash and cash equivalents at end of period - continuing operations	$1,376,740	$2,359,995
Cash and cash equivalents at end of period - discontinued operations	$—	$—
Supplemental disclosures (Note 15)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in condensed consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2016. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Going Concern
The Company’s unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(2,949,874) and $(7,989,461) for the three and nine months ended December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. We determined certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We previously recorded this liability as a derivative liability within current liabilities in our historical consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our condensed consolidated statements of operations and comprehensive loss. As of December 31 and March 31, 2016 we did not have any outstanding convertible instruments that would be classified as a derivative.

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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three or nine months ended December 31, 2016 or 2015.

Revenue Recognition
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

The following revenue recognition policies define the manner in which the Company recognizes its sales transactions:

Money transfer represents our instant domestic remittance service in India. Once a consumer has established a MoneyOnMobile electronic wallet account, they have the capability to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers, utilities and other consumers. The Company records revenue, representing a variable transaction fee, upon completion of a money transfer transaction. Distributors often keep a prepaid balance with MoneyOnMobile to facilitate MoneyOnMobile transactions.  Prepaid balances are deferred until utility units are delivered to the end consumer.

Bill payment transactions provide consumers the ability to pay utility bills by mobile phone text message and smart phone through the Company's distribution network. This process is facilitated through the Company's electronic wallet technology. The Company earns a fixed transaction fee from the consumer's service provider for our payment facilitation services.  The Company records revenue upon confirmation of a customer transaction on a net basis, which represents the commission earned by the Company from the service provider.

Recharges are comprised of mobile phone and direct-to-home ('DTH') top ups made by consumers. The Company purchases utility units from various vendors for resale through our network of distributors. Revenue is recognized on delivery of the utility units to the end consumer on a net basis, as the Company is acting in an agent capacity. The Company does not change the product or perform part of the service, has minimal discretion in supplier selection, has minimal latitude in establishing prices and possesses no credit risk.

Ticketing and other revenue represents the sale of train tickets, airline tickets, hotel bookings and online purchases made by consumers through third party partner websites. Revenue is recorded at time of consumer purchase on a net basis, which represents the commission earned by the Company from the service provider.

As of December 31 and March 31, 2016 advances from distributors was $2,285,918 and $4,013,509, respectively.

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there are no claims that had a material effect on the Company. See note 13 - Commitment and Contingencies for additional details.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350), which has simplified the test for goodwill impairment. This ASU eliminated step two of the goodwill impairment test. The effective date for the company is April 1, 2020. However, we intend to early adopt for our annual goodwill impairment test performed in our upcoming fourth quarter of the current fiscal year. The effect that ASU 2017-04 will reduce the complexity of the goodwill impairment test.

There are no other recently issued accounting pronouncements not yet adopted or recently issued pronouncements that we expect to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

3 - OTHER CURRENT ASSETS

	December 31, 2016	March 31, 2016
Advances to aggregators	$401,495	$717,924
Foreign service tax recoverable	866,612	577,751
Prepaid insurance and other	510,855	241,993
Total	$1,778,962	$1,537,668

4 - PROPERTY AND EQUIPMENT

	December 31, 2016	March 31, 2016
Building	$3,574,793	$3,626,116
Equipment	289,114	284,872
Furniture and fixtures	56,593	56,889
Subtotal	3,920,500	3,967,877
Less accumulated depreciation	(552,264)	(459,042)
Property and equipment, net	$3,368,236	$3,508,835

For the three months ended December 31, 2016 and 2015, depreciation expense was $70,852 and $39,867, respectively. For the nine months ended December 31, 2016 and 2015, depreciation expense was $220,121 and $111,819, respectively.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5 – GOODWILL

The following table is a reconciliation of the carrying value of goodwill:

Carrying value at March 31, 2016	$13,810,117
Net foreign exchange movement	(351,505)
Carrying value at December 31, 2016	$13,458,612

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	December 31, 2016	March 31, 2016
Customer lists	$1,150,199	$1,185,702
Software development costs	1,471,488	1,180,910
Trademarks	28,795	29,518
Contracts	261,912	240,285
	2,912,394	2,636,415
Less accumulated amortization	(1,827,425)	(1,311,097)
Total	$1,084,969	$1,325,318

For the three months ended December 31, 2016 and 2015, the weighted average amortization period is approximately 4.0 years and amortization expense was $151,588 and $36,853, respectively. For the nine months ended December 31, 2016 and 2015, amortization expense was $ $397,347 and $256,796, respectively.

Other intangible assets not subject to amortization consisted of the following:

	December 31, 2016	March 31, 2016
License	$2,273,428	$2,379,007
Trade name	909,391	925,767
Domain names	10,000	10,000
Total	$3,192,819	$3,314,774

The Reserve Bank of India license noted above meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal and is for a defined period, however, Management will continuously renew.

7 - ACCRUED LIABILITIES

	December 31, 2016	March 31, 2016
Interest	$804,002	$477,456
Wages and benefits	316,389	413,087
Foreign statutory fees	705,582	482,360
Bank overdraft	115,127	34,622
Legal costs	50,000	215,000
Vendor payments	577,417	1,597,717
Total	$2,568,517	$3,220,242

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8 - DEBT

	December 31, 2016	March 31, 2016
Subordinated notes payable	$2,900,000	$3,200,000
Notes payable and promissory notes	2,105,221	2,008,159
India line of credit	1,214,761	—
India office building mortgage	1,950,489	2,067,588
Total	8,170,471	7,275,747
Less: debt discount	(669,874)	(1,212,580)
	7,500,597	6,063,167
Less: current portion	(5,616,994)	(895,609)
Long term debt	$1,883,603	$5,167,558

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

Additionally, the Company granted the note holders a warrant to purchase 200,000 shares of common stock for every $1,000,000 of outstanding principal at the time of the amendment.  The 960,000 warrants had a fair value at issuance of $442,400 using a Black-Scholes valuation model.  The modification date discount value is amortized over the remaining term of the modified debt, resulting in an effective interest rate of 16.75%. For the three month periods ended December 31, 2016 and 2015, amortized debt discount included in interest expense totaled $226,911 and $57,048, respectively. For the nine month periods ended December 31, 2016 and 2015, amortized debt discount included in interest expense totaled $575,071 and $171,144, respectively. During the three and nine months ended December 31, 2016 and 2015, the Company made principal payments of $0 and $0.

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

In April 2016, and as part of the Company's settlement agreement with the buyer of its U.S. Operations, the Company issued two new promissory notes, First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possessed an interest rate of 12% per annum payable monthly, matures on December 31, 2017. Second, the Company issued the buyer a $675,000 note in exchange for the buyer waiving any claims for breach of the Purchase Agreement between the buyer and the Company. Additionally, the Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment for the $675,000 note. The Company issued three notes totaling $546,440,

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

which represented the remaining outstanding debt of a Company subsidiary that was not included as part of the sale of U.S. Operations at March 31, 2016. These loans have a maturity date of December 31, 2016.

In December 2016, the Company extended the maturity date on $622,679 of its notes payable and promissory notes from December 31, 2016 to December 31, 2017. No other terms of the debt agreements were changed. As part of this debt modification, the Company issued to note holders 59,709 warrants, which possessed an aggregate fair value of $32,365 at issuance using the Black-Scholes valuation model.

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

India Line of Credit
In December 2016, MMPL entered into a Loan Agreement with YES BANK Limited (the “Lender”), pursuant to which the Lender extended an unsecured credit facility to the Company totaling approximately $1,500,000 (“Credit Facility”). As part of the agreement, a MoneyOnMobile, Inc. shareholder provided the lender with a $2,000,000 standby letter-of-credit in order to assure repayment by MMPL of any amounts borrowed from the Lender. The aggregate interest rate on the Credit Facility totals 11.6% and matures in December 2017.

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

There were no financial liabilities as of December 31 and March 31, 2016 measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2016	$—	$—	$190,172	$190,172
Equity Investments as of December 31, 2016	$—	$—	$185,417	$185,417

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at December 31 and March 31, 2016:

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3):

Fair value of equity investment as of March 31, 2016	$190,172
Foreign currency translation	(4,755)
Fair value of equity investment as of December 31, 2016	$185,417

10 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,696 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

Common Stock
During the three months ended December 31, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received, including Exempt Offering, Preferred Stock Series D conversions, notes payable conversions and exercised warrants totaling 2,551,863 and 1,462,071, respectively.

During the nine months ended December 31, 2016 and 2015, the Company issued shares of its common stock in connection with its financing activities and for services received, Exempt Offering, Preferred Stock Series D conversions, exercised warrants and notes payable conversions totaling 11,625,200 and 9,465,823; respectively. The Company retired 3,661,540 shares of common stock. Additionally, as part of the sale of the U.S. Operations the Company issued 2,000,000 common shares to an escrow account as security for its note payable issued to the buyer.

In July 2016, the Company reacquired 3,551,694 shares of MoneyOnMobile, Inc., from a distributor, SVR Retail Private Ltd. ("SVR"). The Company paid $177,369 in cash and forgave a receivable SVR owed to DPPL totaling $4,346,945. The Company formally retired these common shares upon receipt in July 2016 and recorded a reduction to additional paid-in capital in the condensed consolidated balance sheet. As a result of the transaction, the Company did not acquire any other assets or assume any liabilities. Concurrently, the Company reacquired and reissued 109,846 shares of MoneyOnMobile, Inc., from an agent.

Convertible Preferred Stock
During the nine months ended December 31, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value. During the nine months ended December 31, 2016, 916 shares of its Series D Preferred were exchanged, with accrued dividends payable into 1,756,693 shares of the Company's common stock. As of December 31, 2016, the Company has accrued $140,500 dividends payable on the Series D Preferred.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended December 31, 2016, the Company issued 2,530 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred, the Company received gross proceeds of $2,530,000 in consideration for the issuance of the securities. The Series E Preferred is voluntarily convertible into shares of Common Stock of the Company at a conversion price of $1.59. There also exists contingent redemption features with these securities. In the event the Company's Common Stock is uplisted to a major stock exchange, all outstanding Series E Preferred will be automatically converted into Common Stock at a conversion price equal to $1.34. Holders of Series E Preferred are not entitled to receive dividends.

Warrants
During the nine months ended December 31, 2016, and in connection with financing activities and service agreements, a total of 1,547,760 warrants were issued. At December 31, 2016, 16,863,242 warrants outstanding for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.69 weighted average) expire in fiscal years as follows: 1,211,822 in 2018; 2,411,197 in 2019; 1,451,618 in 2020; 6,598,345 in 2021; 1,265,260 in 2022, and 3,925,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants for the nine months ended December 31, 2016:

Warrants
Outstanding at March 31, 2016	21,473,071
Granted	1,547,760
Exercised	(6,157,589)
Expired/canceled	—
Outstanding at December 31, 2016	16,863,242

For the nine months ended December 31, 2016 the Company granted the following warrants:

Issued for services	886,000
Issued for financing transactions	661,760
Total	1,547,760

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Selling, general and administrative expenses relating to warrants issued for services totaled $66,024 and $383,102 for the three months ended December 31, 2016 and 2015, respectively. For the nine months ended December 31, 2016 and 2015, selling, general and administrative expenses relating to warrants issued for services totaled $372,475 and $2,309,643, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the the nine months ended December 31:

Warrants	2016	2015
Risk-free interest rates	1.71%	1.60%
Expected volatility	97.46%	120.75%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the nine months ended December 31, 2016 and 2015, the Company awarded zero and 2,106,000 stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2016 and 2015 was $0 and $989,488. Options with a weighted-average exercise price of $0.74 per share for 3,480,000 shares were outstanding at December 31, 2016.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at December 31, 2016 and 2015 totaled $127,500 and $0, respectively.  At December 31, 2016, outstanding options are fully vested and the weighted-average remaining contractual term was 8.4 years; however, if services are earlier terminated, 3,480,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for the grants during the nine months ended December 31, 2015:

Option plan	2015
Risk-free interest rates	2.13%
Expected volatility	105.390%
Dividend yields	—%
Expected lives (years)	6 years

The following table summarizes the changes in options available for grant under the Company's Option Plans for the nine months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2016	3,480,000	$0.74
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2016	3,480,000	$0.74

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

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted (loss) per share as of December 31, 2016 and 2015 are as follows:

	2016	2015
Warrants	16,863,242	14,472,471
Stock options	3,480,000	3,500,000
Convertible subordinated notes	2,900,000	3,200,000
Convertible preferred stock	3,867,028	166,667
Total	27,110,270	21,339,138

12 - RELATED PARTIES

Support Services and Advances
ART Holdings, Inc. ("ART") funded shared costs incurred in previous years.  At December 31 and March 31, 2016, amounts due to ART were $189,845 and $208,181, respectively, and interest-free and are due at a future date to be agreed by the parties.  These amounts are included in Related party payables in the Company’s condensed consolidated balance sheet.

Happy Cellular Services Limited
The majority shareholder and Chairman of Happy Cellular Services Limited ("Happy Cellular"), is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. During the year ended March 31, 2016, MMPL issued three short-term bonds to the majority shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represents the prevailing bank rate at inception. At December 31, and March 31, 2016, $133,374 and $295,415, representing outstanding principal and interest was past due and is recorded as current liabilities to Related party payables in the condensed consolidated balance sheets. Additionally, in January 2017, the Company reached a settlement agreement for all receivables and payables between the Chairman of Happy Cellular and MoneyOnMobile. No significant adjustments resulted.

In December 2016, Happy Cellular provided a refundable deposit totaling 20.0 million India Rupees or approximately $294,400 for the Company to increase its volume of IMPS (Immediate Payment Service) transactions. Happy Bengal agents are entitled to a commission for a fixed number of transactions at a fixed rate.

Cagan McAfee Capital Partners, LLC
The amounts due relating to an expired management advisory agreement, including interest, totaled $761,805 and $711,805 as of December 31 and March 31, 2016, respectively, and is recorded in Related party payables in the condensed consolidated balance sheets.

Cagan Capital, LLC
Cagan Capital, LLC, an entity owned and controlled by Laird Cagan, is a note holder of $1.0 million of our subordinated notes payable. No principal payments were made during the nine months ended December 31, 2016. Interest accrues at 12% per annum.

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Laird Cagan
In April 2016, and as part of the Company's November 2015 sale of its U.S. Operations, Laird Cagan was issued a promissory note for $727,285. This note accrues interest of 12% per annum payable monthly and matures on December 31, 2017. No principal payments were made during the nine months ended December 31, 2016.

13 - COMMITTMENTS AND CONTINGENCIES

LITIGATION

Reinvention Capital Advisors Co.
On December 18, 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit in the District Court of the Eastern District of Pennsylvania against the Company alleging breach of the financial advisory services agreement (“First Amended Agreement”) dated June 12, 2015, between the Company and Reinvention.  Plaintiff alleged damages on the date the suit was filed of $500,996, including unpaid monthly advisory fees, unpaid expenses, and a success fee for the sale of the Company’s U.S. Operations. On June 10, 2016, the parties advised the Court that they reached a settlement for approximately $300,000, of which $50,000 remained outstanding at December 31, 2016.

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

As part of the Share Purchase Agreement, Hall MOM possessed an option for the Company to buyback its investment for $3,000,000. On March 15, 2016, Hall MOM exercised its option, which required the Company to make a $3,000,000 payment by July 13, 2016. In July 2016, the Company and Hall MOM agreed to extend the payment date for an additional fee. During the three months ended September 30, 2016, the Company paid $300,000 to extend the repurchase date for an additional two months. At September 28, 2016, the obligation became immediately due and is recorded as a current liability at December 31, 2016.

On October 17th, 2016, Hall MOM filed suit in the State of Texas against the Company alleging breach of contract to reacquire its investment in DPPL. Hall MOM alleges damages on the date the suit was filed of $1,000,000, including pre-judgment interest, plus post-judgment interest. We have engaged external legal counsel and intend to vigorously dispute the alleged damages. No additional accrual has been recorded at December 31, 2016.

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

On November 30, 2015, the Company sold its domestic operations to eVance. The Company’s management arranged the financing of the purchase with funds from a subgroup of the Company’s existing shareholders and debt holders. The purchase was made with recourse such that the Company had a contingent liability to the subgroup and recourse on the associated domestic operations should eVance fail to repay the subgroup before November 30, 2016. On November 3, 2016 eVance completed a financing in which all the obligations to the subgroup were fulfilled and all guarantees of the Company to the subgroup were released.

The following unaudited information present the major classes of line items constituting the after-tax loss of discontinued operations in the condensed consolidated statements of loss:

	Three Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2015
	(unaudited)	(unaudited)
Revenue, net:
Residual portfolios	$290,239	$1,594,475
Processing fees	1,379,289	5,880,911
Other	326,838	1,362,559
Total revenues	1,996,366	8,837,945
Cost of revenues:
Residual portfolio amortization	—	263,421
Processing and other	1,141,272	5,126,216
Other	120,557	385,904
Total cost of sales	1,261,829	5,775,541
Gross profit:	734,537	3,062,404
General and administrative expenses
Salaries and wages	276,030	1,320,851
Selling, general and administrative	24,040	677,713
Depreciation and amortization	—	40,987
Total general and administrative	300,070	2,039,551
Other income (expense)
Interest expense	(299,715)	(952,940)
Other	—	123,992
Total other income (expense)	(299,715)	(828,948)
Income tax expense	—	—
Income from discontinued operations, net of tax	$134,752	$193,905

MONEYONMOBILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2015
	(unaudited)	(unaudited)

Portfolio Amortization	$—	$263,421
Depreciation and amortization	—	56,785
Purchases of property and equipment	—	7,186

15 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of non-cash investing and financing activities:

	Nine Months Ended
	December 31,
	2016	2015
Cancellation of common stock	$—	$602,214
Conversion of preferred stock and dividends to common stock	1,054,016	—
Repurchase of common stock for debt forgiveness	4,636,905	—
Conversion of sub debt and interest for common stock	349,350	1,204,000
Acquisition of intangible assets for costs remaining in accounts payable	204,765	—
Reclassification of derivative liability on equity exchange	—	620,603
Preferred stock dividends, issued and accrued	277,980	—
Issuance of warrants - debt modification	32,365	1,358,512
Cash paid during the period for:
Interest paid, net of amounts capitalized	320,364	1,006,998
Income Taxes Paid	—	—

16 - SUBSEQUENT EVENTS

Global Settlement with Sushil Poddar, including Happy Cellular
On January 13, 2017, the Company reached a settlement with Sushil Poddar, Chairman of the Happy Group. As part of the settlement the Company agreed to sell its entire equity investment in Happy Cellular to Mr. Poddar at its cost basis.

Exempt Securities Offering
Subsequent to December 31, 2016, the Company issued 1,015,667 common shares along with 203,134 warrants for $609,400. Additionally, 12,551 warrants were converted into 20,918 shares of common stock.

Reinvention Capital Advisors Co.
In February 2017, the Company made its final settlement payment of $50,000.

MONEYONMOBILE, INC. AND SUBSIDIARIES

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
MoneyOnMobile is a mobile money service provider allowing Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality.
RESULTS OF OPERATIONS
For the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues, net	$969,442	$1,609,192	$3,459,000	$4,324,127
Cost of sales	393,758	716,933	1,552,670	2,232,602
Gross profit	575,682	892,259	1,906,328	2,091,525

Net loss	$(2,949,874)	$(6,549,350)	$(7,989,461)	$(14,412,176)
Three months ending December 31, 2016:
Revenues in 2016 were lower than in 2015 by $(0.6) million or (39.8)% as the Company was negatively impacted by demonetization. Demonetization began on November 8, 2016, when the India government announced that about 86% of India’s currency, consisting of 500 and 2,000 rupee notes, were no longer be accepted as legal tender.  A 50 day grace period was provided to exchange these voided notes with new 500 and 2,000 notes. The effect of this was that cash was scarce making it difficult for people to pay for any of our goods or services.  In addition to this, the long queues at banks made it difficult for our distribution network to make cash deposits to support their transactional business with us.  Beginning in early December 2016 our processing volume and number of transactions began to improve mainly due to the establishment of our new line of credit in India. Additionally, the high capital requirements for domestic remittances continues to limit our ability to sell additional services.
We continue to focus our working capital on higher margin goods and services which continues to improve of our gross margins. Gross profit percentage was 59.4% in 2016 compared to 55.4% in 2015. In addition to changes in service mix during the quarter, our program to control operating costs continues.
Total General and administrative costs decreased by $(1.6) million or (33.3)% compared to 2015 due primarily to lower capital raising costs and stock compensation expenses. Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(2.4) million, or $(0.04) per share in 2016 compared to $(5.1) million, or $(0.10) per share in 2015.

Nine months ending December 31, 2016:
Revenues in 2016 were lower than in 2015 by $(0.9) million or (20.0)% as the Company was negatively impacted by demonetization. Beginning in early December 2016 our processing volume and number of transactions began to improve mainly due to the establishment of our new line of credit in India.Additionally, the higher capital requirements for domestic remittances continues to limit our ability to sell additional services. We continue to focus on products that improve our gross margin. Gross profit percentage was 55.1% in 2016 compared to 48.4% in 2015. Total General and administrative costs decreased by $(4.4) million or (33.7)% compared to 2015 due primarily to lower capital raising costs and stock compensation expenses. Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(5.9) million, or $(0.11) per share in 2016 compared to $(11.1) million, or $(0.25) per share in 2015.
Due to net losses, the Company had no current U.S. federal tax provision in either 2016 or 2015 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances.  State income tax reports are assessments not offset by operating losses.

MONEYONMOBILE, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. We continue to see significant growth potential in our MoneyOnMobile business segment and have increased our investment. To date we have successfully navigated the complexities of capital raising activities in order to fund these long-term investments. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the nine months ended December 31, 2016.
As of December 31, 2016, our liquidity was $1.4 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and fund growth opportunities in India. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet these obligations as they come due.
In December 2016, the Company began a new round of financing through an exempt offering of equity securities for a total of $10,000,000. As of December 31, 2016, $650,000 had been received by the Company.
Sources and Uses of Cash
Net cash used in operating activities was $(7.9) million in 2016 compared to $(0.4) million in 2015. Net loss in 2016 was $(8.0) million compared to $(14.4) million in 2015. The primarily change in 2016 cash used in operations was the decrease in accounts payable and accrued liabilities of $1.8 million, decrease in advances from distributors of $1.7 million and equity awards issued for services of $1.5 million. In 2015, there were significantly more non-cash expenses including $3.2 million deferred consulting fee amortization, $3.1 million of equity awards were issued for services and $1.0 million for stock based compensation. And the impact of the discontinued operations included $0.4 million in portfolio amortization and $2.0 million loss on sale of U.S. Operations. The remaining changes are due to timing differences in cash receipts and payments relating to operating assets and liabilities.
Net cash used in investing activities was $(0.4) million in 2016 compared to $(0.1) million in 2015. Activity in 2016 was mainly due our acquisition of common stock in DPPL totaling $(0.3) million, $(0.1) million purchase of equipment and $(0.1) million purchase of software. Activity in 2015 was due to $0.1 million for proceeds from our equity investment and $(0.1) million purchases of equipment.
Net cash provided by financing activities was $7.7 million in 2016 and $1.7 million in 2015. In 2016, we received $4.1 million due to our capital raising activities relating to the issuance of preferred stock and $1.8 million for the exercise of warrants. Also, we made cash payments of $(0.2) million as part of our acquisition of SVR to reacquire common stock and received investment from non-controlling interests of $0.1 million. And, in December 2016 we established a new line of credit to expand our India operations. The line of credit facility totals $1.5 million, of which $1.2 million was utilized at December 31, 2016. In 2015, we made $(16.5) million in debt payments and borrowed $12.0 million. Also, cash provided as a result of issuing common stock and warrants totaled $3.6 million. Also, we received $2.3 million from issuance of long-term debt relating to our office building located in Mumbai, India. Lastly, non-controlling interests contributed $0.3 million.
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

MONEYONMOBILE, INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2016, the Company designed and implemented additional internal controls, consisting of new procedures, systems, reconciliations and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2016, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
 The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of December 31, 2016. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of December 31, 2016, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions and (iii) an insufficient documentation evidencing the controls that do exist were operating effectively.  Management has concluded that, as of December 31, 2016, the Company did not maintain effective internal control over financial reporting.
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

MONEYONMOBILE, INC. AND SUBSIDIARIES

PART II
ITEM 1    LEGAL PROCEEDINGS
Reinvention Capital Advisors. v. Calpian, Inc.
Civil Action No.: 2:15-cv-06689-JD

Plaintiff commenced this action against the Company in the United States District Court for the Eastern District of Pennsylvania on or about December 18, 2015.  The Complaint alleges a single cause of action for breach of contract against the Company surrounding the Company’s alleged failure to pay Plaintiff for certain investment banking and financial advisory services.  Plaintiff seeks compensatory damages in the amount of $500,996, along with an unspecified amount of attorneys’ fees, interest, and costs.

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

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the nine months ended December 31, 2016, the Company issued 2,551,863 shares of its common stock in connection with its financing activities and for services received, including exercised warrants. The Company also issued 1,547,760 warrants.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

During the nine months ended December 31, 2016, the Company issued 1,542 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 385,384 shares of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,541,535 in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii Company common stock at the not yet determined equity raise per share value.

During the nine months ended December 31, 2016, the Company issued 2,530 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred. The Company received gross proceeds of $2,530,000 in consideration for the issuance of the securities.

Subsequent to December 31, 2016, the Company issued 1,015,667 common shares along with 203,134 warrants for $609,400. Additionally, 12,551 warrants were converted into 20,918 shares of common stock.

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

MONEYONMOBILE, INC.
(Registrant)

February 14, 2017	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

February 14, 2017	/s/ Scott S. Arey
Scott S. Arey
Chief Financial Officer

MONEYONMOBILE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1

MONEYONMOBILE, INC. AND SUBSIDIARIES

	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
	10.4	Share Purchase Agreement	10-K	August 19, 2016	10.4
	10.5	Loan Agreement with YES Bank	8-K	December 12, 2016	10.1
(21)	List of Subsidiaries
	21.1	List of subsidiaries	10-K	August 19, 2016	21.1
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.