Form 10-K
period 2017-03-31
MoneyOnMobile, Inc.
filed 2017-07-06
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017 or

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
Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller Reporting Company  ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
The aggregate market value of the common equity held by non-affiliates as of September 30, 2016 was $12,382,891.
The number of shares outstanding of the registrant’s common stock as of July 3, 2017 was 69,525,888.

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
In March 2013, the Company formed a wholly-owned subsidiary, Calpian Commerce, Inc. (“Calpian Commerce”), to own and operate certain assets and liabilities of Pipeline Data, Inc. and its subsidiaries acquired in exchange for a cash payment of $9.75 million.  The acquisition was financed by expanding the Company's senior credit facility from $5 million to $14.5 million. Effective November 30, 2015, the Company entered into an Asset Purchase Agreement with eVance Processing Inc. ("eVance") to divest its Calpian Commerce business segment and certain other U.S. residual portfolio assets of the Company including its partially-owned joint venture Calpian Residual Acquisition, LLC, and its equity investment in Calpian Granite Hill, L.P. This action was undertaken to allow the Company to focus entirely on executing its growth strategy in India. There is no continuing cash inflows or outflows from or to the discontinued operations.
In March 2012, the Company began to invest in a Mumbai, India-based mobile money system catering to India's vast unbanked and under-banked populations. It allows consumers to deposit cash with one of our retail agents. The Company's investment was achieved by acquiring equity interests in Digital Payments Processing Limited (“DPPL”), a newly-organized company.  DPPL maintains an exclusive services agreement with My Mobile Payments Limited (“MMPL”).  Additionally, Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to its customer base. These companies are all organized under the laws of India and headquartered in Mumbai, India.  MoneyOnMobile, Inc. is the primary beneficiary of MMPL.
On March 31, 2015, My Mobile Payments Limited executed a business transfer agreement to sell its business to DPPL. As of March 31, 2017, the Company has acquired 75.1% and 13.7% of the outstanding common stock of DPPL and MMPL, respectively.  The Company and MMPL have entered into an agreement by which the Company intends to acquire additional shares of common stock of MMPL to increase its equity percentage to 74% for an additional investment amount to be negotiated as future investments are made.  The acquisition of additional shares is subject to approval by the Indian government and regulations for foreign investment.

Business Overview
The Company operates one business segment: MoneyOnMobile, an India based mobile electronic wallet service used to pay for goods and services from a mobile phone and to make other financial transactions.
MoneyOnMobile, Inc. is one of India’s largest mobile payments technology and processing company offering digital payment services. MoneyOnMobile services enable Indian businesses and consumers to use their mobile phones to pay for goods and services or transfer funds from one mobile phone to another using simple SMS text functionality instead of cash.

Our technology also allows consumers to deposit funds into a mobile wallet or to perform a financial transaction through its robust agent network which includes over 330,000 retail locations as of March 31, 2017. Consumers use their mobile phones to make certain routine payments for utilities or to transfer currency to other consumers using text-messaging and mobile application technology. The license to operate has been issued by the Reserve Bank of India and is the property of My Mobile Payments Limited (‘‘MMPL’’), which maintains custody of customers’ funds in accordance with India’s regulations. An affiliate of MoneyOnMobile, Digital Payments Processing Limited (‘‘DPPL’’), owns and operates the retail agent network, the customer support call center, the sales support functions, and the intellectual property necessary to process transactions. MoneyOnMobile representatives Messrs. Montgomery and Arey are two of the four members of DPPL’s board of directors. Mr. Montgomery is Chairman of the DPPL board with a tie-breaking vote. Mr. Montgomery also is one of 5 members of MMPL’s board.

Indian Payment Processing Market
In India, the majority of consumer payments are made in person with cash, and most routine services are paid in advance. Effecting the simplest transactions (e.g., buying cell-phone minutes, paying for cable or satellite television time, and paying electric or water bills) can be both time consuming and inconvenient. Typically each service has its own payment location, meaning travel can be significant and waiting lines can be long. In addition, workers moving from the country to the city find the process of sending money home in cash or by courier can be risky, unreliable, and expensive. It is difficult to confirm receipt of the funds transfer, and the recipient may experience significant delays in receiving the money.

In India, consumers are often required to prepay for certain utilities, such as mobile phone services or their electricity, and because bank accounts and credit cards are only used by a small portion of the Indian population. Currently, there are approximately 29 million credit cards in use for a population of approximately 1.3 billion people. Consumers typically prepay for their utilities with cash, either directly to utility providers or through distributors.

MoneyOnMobile Business Model
We offer electronic wallet services (‘‘MOM wallet’’), similar to carrying a prepaid debit card, using the consumer’s mobile phone. MoneyOnMobile is the first provider in India to have a multi-lingual app for a service in this category. By using this application, customers, through our robust agent network, can pay for goods and services and send money anytime and anywhere. MoneyOnMobile service uses mobile phone numbers to identify the consumer.
The MoneyOnMobile service launched in April 2011 and as of April 30, 2017 has provided service to more than 199 million unique mobile phone users. For the fiscal year ended March 31, 2017, processing volume was approximately $227 million in transaction volume. MobileOnMoney is ranked as one of the top mobile money providers globally based on the number of unregistered users who used the mobile money service as compiled by GSMA’s 2015 Global Adoption Survey. MMPL currently has a license to operate a payments system received from the Reserve Bank of India. Renewal is required in October 2018, which we expect to receive.
MoneyOnMobile acts as an intermediary between:

•	Utility providers;
MoneyOnMobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors. MoneyOnMobile maintains a balance of these units held for resale. Additionally, we process utility bill payments made by consumers.

•	Retailers/mobile money agents;
For businesses, MoneyOnMobile acts as an intermediary, a single vendor providing mobile payment solutions to most cellular and DTH providers, allowing a small retailer to sell minutes from any provider. Individual retailers are able to execute ‘‘retailer assisted transactions’’ with consumers to provide all available services.

•	Consumers;
The consumer is able to digitize their cash into the MoneyOnMobile system leveraging our agent network. This occurs when the consumer pays cash at any of our independent retailer stores, which is then credited to the consumer’s MOM wallet. To move funds from the user’s account to another individual’s account, a text message to the MoneyOnMobile network tells who and what amount to pay. The amount is instantly deducted from the sender’s account and credited to the recipient’s bank account. Both parties receive a confirmation within seconds of the money transfer. Once a consumer has established a MOM wallet account, they can use MoneyOnMobile’s technology to facilitate peer-to-peer or non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers, utilities and other MoneyOnMobile consumers. MoneyOnMobile earns a transaction fee for these services.

Business Developments
MoneyOnMobile signed an agreement with Enfold, a third party vender, and MicroSoft to provide digital lockers for MoneyOnMobile’s customers. As part of the company’s philosophy of doing well by doing good, we recently launched accident insurance and digital gift cards, which allows consumers to make purchases online at several e-Commerce vendors, including Amazon.in and Flipkart.
MoneyOnMobile recently launched the MOM ATM in selected retail outlets across India to meet the growing demand for digitizing currency and executing cash-out transactions. The MOM ATM allows retail merchants to serve as ATMs. Any banked customer can withdraw cash from their bank account and any consumer with a prepaid payroll card can withdraw cash at any of our participating retailers. Our solutions make storing money in bank accounts more attractive to people across India because they will be able to access their funds at a time and place that is convenient to them. Currently, there are just over 200,000 ATMs in India, whose population could support a substantially higher number when compared to other countries ATM penetration rates. MOM ATMs are helping to address this need in the India market.

MONEYONMOBILE, INC. - OTHER INFORMATION
Employees
As of March 31, 2017, the Company employed seven people at its executive offices located in Dallas, Texas.  During the year, we utilized independent consultants to assist with certain accounting and administrative matters.  DPPL and MMPL combined employed nearly four hundred full and part-time employee.  The Company and our affiliates have no collective bargaining agreements and we believe our employee and independent contractor relationships are satisfactory.
Intellectual Property
Among the assets acquired and comprising MoneyOnMobile are proprietary software products, trademarks, trade names, Reserve Bank of India license and other intellectual property together with the related patent and copyright filings and documents protecting such property.
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
Reverse Stock Split
On May 1, 2017, the Company held a special meeting of shareholders pursuant to notice duly given. At the special meeting, the Company submitted for approval by its shareholders proposals (i) to amend its Amended and Restated Certificate of Formation - For-Profit Corporation to effect a reverse share split with respect to the Company’s issued and outstanding common stock, par value $0.001 per share, including shares held by the Company as treasury shares if any, at a ratio of between 1-for-5 and 1-for-20 (the “Exchange Range”), with the ratio within such Exchange Range to be determined at the discretion of the Board (the “Reverse Share Split”) and the Reverse Share Split shall be effected at such time as the Board deems proper and ready; and (ii) to transact any other business as may properly come before the meeting or at any adjournment thereof (the “Other Transactions”). As of June 30, 2017, the Reverse Share Split is on hold. The Board may approve the Reverse Share Split up until December 31, 2017.

New Board Members
On April 6, 2017, our Board of Directors elected the Honorable Kay Bailey Hutchison and Mr. Karl Power as members of the Board in order to fill the vacant position resulting from the resignation of Shashank Joshi and the Board’s resolution to increase the size of the Board to five members.

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

We had an accumulated deficit of $(50.1) million on March, 31, 2017. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future.  As such, we are subject to all risks incidental to the sales and development of our product offerings, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Additionally, the Company’s financial statements as of March 31, 2017 have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued in their report stating that our recurring operating losses and negative cash flows from operating activities raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

Evolving products and technological changes could make our services obsolete.

We anticipate the services being offered by MoneyOnMobile will continue to evolve and be subject to technological change. Accordingly, our ability to maintain a competitive advantage and build its business requires it to continually invest in research and development.  Many of the companies we expect to compete with MoneyOnMobile have greater capital resources, research and development staffs, and facilities than MoneyOnMobile. Our services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches. Additionally, our processing technology platform will require upgrades to meet the company's business plan, and new problems or delays could develop and limit our ability to grow.

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

We have goodwill totaling $12.5 million at March 31, 2017 resulting from our MoneyOnMobile acquisition.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecast, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

We have been named as a party to a lawsuit and we may be named in additional litigation in the future.

We have been named as a party in a lawsuit described under “Legal Proceedings” and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. The ultimate outcome of the litigation described in “Legal Proceedings,” and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in “Legal Proceedings,” and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

Our continued growth depends on our ability to maintain or increase our average net revenue yield.

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

Our Certificate of Formation provides for the issuance of up to one million shares of what is commonly referred to as “blank check” preferred stock. Such stock may be issued by our Board of Directors from time to time, without shareholder approval, as one or more separate series of shares as designated by resolution of our Board setting forth the relative rights, privileges, and preferences of the series, including, if any, the: (i) dividend rate; (ii) price, terms, and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights. The issuance of such shares, with superior rights and preferences, could adversely affect the interests of holders of our common stock and potentially the value of our common stock. Our ability to issue such preferred stock also could give our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest, or otherwise.

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

The price of our common stock may be volatile, which could cause our investors to incur trading losses and fail to resell their shares at or above the price they paid for them. Our securities are currently quoted on the OTCQX and, thus, your ability to sell your shares in the secondary market may be limited.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS
The Company believes the filing of this form 10-K for the fiscal year ended March 31, 2017 has addressed the remaining unresolved staff comments from their review of our 10-K filing for the year ended March 31, 2016.

ITEM 2    PROPERTIES
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

ITEM 3    LEGAL PROCEEDINGS

On October 17, 2016, Hall MOM, LLC ("Plaintiff") filed suit in the State of Texas against the Company alleging breach of contract to reacquire its investment in Digital Payment Processing Limited, an Indian enterprise majority-owned by the Company. Plaintiff alleges damages on the date the suit was filed of $1,000,000, including pre-judgment and post-judgment interest. The Company has engaged its external legal counsel and intends to vigorously dispute the alleged damages.

On March 10, 2017, the Company and Plaintiff released respective signatures to a settlement agreement and release (“Hall Settlement Agreement”) dated March 1, 2017. Pursuant to the Hall Settlement Agreement, the parties shall instruct their attorneys to file a stipulation of dismissal with prejudice of the suit upon the Company’s payment in full of all obligations under the Hall Settlement Agreement. In March 2017, the Company made a $1.0 million payment to reduce its repayment obligation to $2.0 million at March 31, 2017. From April through June 2017, the Company has made additional monthly repayments totaling $150,000 .

For details of the Hall Settlement Agreement, please refer to Exhibit 99.1 attached to the Current Report on Form 8-K filed with the SEC on March 15, 2017.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
MoneyOnMobile common stock is traded in the over the counter (“OTC”) market under the symbol “MOMT.”  Our stock is thinly traded, and a robust, active trading market may never develop.  The market for the Company’s common stock has been limited, volatile, and sporadic and could be subject to a number of risk factors (see “Risks Relating To Our Common Stock” in Item 1A of this Annual Report).
The transfer agent for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway Suite102, Frisco, Texas 75034 Telephone: 469-633-0101 Website: www.stctransfer.com.
The following table sets forth the high and low bid prices of our common stock as reported by Nasdaq.com.  They reflect inter-dealer prices without retail markup, markdown, or commissions, and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2017
First Quarter	$0.88	$0.54
Second Quarter	1.15	0.67
Third Quarter	0.75	0.46
Fourth Quarter	0.60	0.42
Fiscal 2016
First Quarter	$0.80	$0.41
Second Quarter	0.70	0.45
Third Quarter	0.65	0.40
Fourth Quarter	0.81	0.34
The last price of our common stock as reported by www.OTCMarkets.com on July 3, 2017 was $0.29.
Common Shareholders
On July 3, 2017, we had approximately 525 shareholders of record.
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
Shares Authorized For Issuance Under Equity Compensation Plans
The following table provides information about the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased under our 2011 and 2016 Equity Incentive Plans as of March 31, 2017.

	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options,	(B) Weighted-Average Exercise Price Of Outstanding Options,	(C) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity Compensation Plan	Warrants And Rights	Warrants And Rights	Reflected In Column (A))
2011 Plan	3,480,000	$0.74	20,000
2016 Plan	600,000	$0.49	2,400,000
Total	4,080,000	$0.70	2,420,000
On June 1, 2016, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission to register its 2016 Equity Incentive Plan, which registered 3,000,000 shares of the 6,000,000 shares issuable under the plan.
Unregistered Sales of Equity Securities
For the year ending March 31, 2017, the Company has previously furnished all equity transactions in its Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and the Registration Statement on Form S-1 filed with the SEC on March 13, 2017.

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
Revenues, net decreased by $(2.0) million or (32.3)% in 2017 compared to 2016. Gross Profit decreased by $(0.5) million or (17.9)% in 2017 compared to 2016. Gross Margin percentage increased to 55.9% in 2017 from 46.1% in 2016.
On November 8, 2016, the Indian government announced the demonetization of all 500 and 1,000 Indian Rupee banknotes.  The objective was remove illicitly obtained funds, called black money, as well as counterfeit notes, which were used in the shadow economy and funding of illegal activities and terrorism. During the remainder of the month of November and into December, there were cash shortages as people deposited their old notes into their bank accounts but were limited to withdrawing only 2,000 Indian Rupees per day.  Both banks and ATMs experienced long queues and frequent cash outages during this period. Given the shortage of cash in the market, our consumers did not have cash to hand over to our retailers who perform the digitization. The result was a material decline in our processing volumes and transaction counts during November and December 2016. These declines reduced our revenue, until cash started to re-enter the economy. The negative effects of demonetization were short-term as we have seen our processing volumes, transaction counts return to pre-demonetization levels.

RESULTS OF OPERATIONS
For the year ended March 31, 2017 compared to the year ended March 31, 2016:

	2017	2016
Revenues, net:	$4,259,798	$6,295,739
Cost of sales:	1,877,235	3,394,859
Gross profit:	2,382,563	2,900,880

Net loss	$(13,095,503)	$(19,727,913)
Revenues in 2017 were lower than in 2016 by $(2.0) million or (32.3)% due to decreases in monthly customer base and lower volume of usage by existing consumers as a result of the India governments demonetization policy initiated in early November 2016.  Gross profit percentage was 55.9% in 2017 compared to 46.1% in 2016. General and administrative costs decreased by $(3.5) million or (20.0)% compared to 2016 due to lower fund raising costs and cost saving strategies implemented during the current fiscal year.
Also, in 2017 the Company incurred a $(1.6) million impairment loss on goodwill. There was no goodwill impairment loss in 2016. The impairment loss was related to the decline in our Revenues, net for the fiscal year ended March 31, 2017.
Additionally, the Company incurred interest and financing costs of $1.7 million and $3.0 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(10.0) million, or $(0.18) per share in 2017 compared to $(16.0) million, or $(0.34) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	2017	2016
	(unaudited)	(unaudited)
Revenues, net:	$800,798	$1,971,612
Cost of sales:	324,565	1,162,257
Gross profit:	$476,233	$809,355

Revenues for MoneyOnMobile in 2017 were lower than in 2016 by $(1.2) million or (59.4)%. The decrease was primarily due to the India government's demonetization policy initiated in early November 2016.  Gross profit percentage was 59.5% in 2017 compared to 41.1% in 2016.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from financing activities such as various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. To date we have successfully navigated the complexities of capital raising activities in order to fund operations. The following discussion highlights changes in our debt and equity structure as well as our cash flow activities and the sources and uses of funds during the years ended March 31, 2017 and 2016.
As of March 31, 2017, our liquidity was $2.2 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and subsidiary common stock purchase commitments. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(9.5) million in 2017 compared to net cash used of $(3.6) million in 2016. Net loss from continuing operations in 2017 was $(13.1) million compared to $(17.7) million in 2016. A large component of the change in cash used in operating activities was due to decrease in cash provided from operating assets and liabilities. The net change from 2016 to 2017 resulted in $(7.9) million increase in cash used in operating activities. Additionally, during 2017 the Company experienced a non-cash goodwill impairment loss of $(1.6) million compared to no impairment loss in 2016. Also, in 2017 the Company issued less equity awards for services and stock based compensation to employees, totaling $1.8 million and $0.2 million, respectively, compared to $3.6 million and $1.2 million, respectively, in 2016. And, in 2017 the Company incurred charges for services and consulting that was paid for in equity awards, compared to $0.4 million in 2015. Lastly, during 2016 the Company sold its U.S. Operations, incurring a loss on sale of $2.4 million and $0.6 million of deferred financing and portfolio amortization costs that did not occur in 2017.
Net cash provided by investing activities was $(0.1) million in 2017 compared to net cash used in investing activities of $(0.6) million in 2016. Activity in 2017, was mainly due to the Company selling its equity investment at cost, offset by purchases of equipment and software. In 2016, the Company purchased $0.6 million of software and $0.1 of equipment, offset slightly by receiving a small amount of proceeds from its equity investment. This investment was sold in 2016 as part of its sale of U.S. Operations.
Net cash provided by financing activities was $9.8 million in 2017 and $5.3 million in 2016. In 2017, the Company continued to fund operations through its financing activities, successfully raising $12.5 million. The Company received proceeds of $3.7 million through the issuance of common stock and warrants, $4.1 million for issuance of preferred stock, $3.0 million in a new line of credit in India and $1.8 million of proceeds from the redemption of warrants for common stock. These proceeds were offset by $(2.4) million of payments, comprised of $(1.0) million payment on its put liability obligation for which the Company will reacquire 450,379 shares of DPPL once its remaining $(2.0) obligation at March 31, 2017 is paid in full. Other payments in 2017 included $(0.8) million to acquire additional shares of its subsidiaries: DPPL and MMPL, and $(0.3) million on notes payable and bank loan. In 2016, the Company made debt payments totaling $(10.1) million and debt borrowings totaling $8.7 million, of which $6.7 million related to the sale of its U.S. Operations. Also, in 2016, the Company refinanced its India mortgage, paying $(2.3) million and borrowing $2.2 million. Lastly, the Company received $3.6 million for issuance of common stock and warrants, $0.6 million for issuance of preferred stock and $0.3 million for contributions received from noncontrolling interests.

Going Concern
Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Additionally, our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses and the continuing and immediate need for capital raising to fund operations. Management believes it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations.

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
None

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

The critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements include:

•	Revenue recognition

•	Valuation of financial instruments

•	Goodwill

•	Fair value measurements

•	Business combinations
As our operations expand, we may identify additional critical accounting policies in the future. See Summary of Significant Accounting Policies in Note 2 of our consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is the availability of capital to purchase inventory as there is no functional credit system in its primary market and all parties are operating on a pre-paid basis. We must anticipate consumer market demand during periods when banks and wholesale corporate suppliers are closed and purchase adequate inventory in advance. These periods are typically weekends and holidays and represent the periods when our services are most in demand. A number of other market risk factors exist but are not limited to, including pricing pressure from vendors, general domestic economic conditions, and the ability of our retailers to direct customers to alternative payment systems.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MoneyOnMobile, Inc.

We have audited the accompanying consolidated balance sheets of MoneyOnMobile, Inc. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MoneyOnMobile, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

New York, New York
July 6, 2017

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2017	March 31, 2016
ASSETS
Current Assets
Cash and equivalents	$2,164,993	$2,119,794
Due from distributors (Due from Related party: $106,109 and $104,978 as of March 31, 2017 and 2016)	327,535	4,938,790
Advances to aggregators	396,399	717,924
Other current assets	925,968	819,744
Total current assets	3,814,895	8,596,252
Property and equipment, net	3,483,520	3,508,835
Equity investments	—	190,172
Goodwill	12,508,791	13,810,117
Other intangible assets, net	4,286,938	4,640,092
Other non-current assets	366,979	758,549
Total assets	$24,461,123	$31,504,017
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,769,667	$2,789,486
Accrued liabilities	2,589,070	3,220,242
Related party payables	2,037,797	1,215,401
Current portion of long-term debt, net	9,508,025	895,609
Advances from distributors	2,108,645	4,013,509
Put liability - Noncontrolling interest investment	—	3,000,000
Preferred stock dividends	186,438	—
Mandatory redeemable financial instruments - current portion	3,010,254	—
Total current liabilities	21,209,896	15,134,247
Long-term debt	1,970,965	5,167,558
Mandatory redeemable financial instruments - long-term	1,443,059	—
Other non-current liabilities	106,046	208,816
Total liabilities	24,729,966	20,510,621
Commitments and contingencies (See Note 18)
Preferred stock Series D, $0.001 par value; 2,142 shares authorized, 1,356 and 600 shares issued and outstanding as of March 31, 2017 and 2016, respectively	1,225,000	600,000
Shareholders' Equity (Deficit)
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and zero shares issued and outstanding as of March 31, 2017 and 2016, respectively	3	—
Common stock, $0.001; 200,000,000 shares authorized, 64,069,666 and 50,648,438 shares issued and outstanding as of March 31, 2017 and 2016, respectively	64,070	50,648
Stock subscribed 157,143 and zero shares issued and outstanding as of March 31, 2017 and 2016, respectively	157	—
Additional paid-in capital	49,550,769	46,473,010
Accumulated deficit	(50,102,952)	(40,089,408)
Cumulative other comprehensive loss	(1,080,141)	(1,429,525)
Total MoneyOnMobile, Inc. shareholders’ equity (deficit)	(1,568,094)	5,004,725
Noncontrolling interest	74,251	5,388,671
Total shareholders' equity (deficit)	(1,493,843)	10,393,396
Total liabilities and shareholders' equity (deficit)	$24,461,123	$31,504,017
The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended
	March 31,
	2017	2016
Revenues, net	$4,259,798	$6,295,739
Cost of revenues	1,877,235	3,394,859
Gross profit	2,382,563	2,900,880
General and administrative expenses
Salaries and wages	3,477,776	3,332,645
Selling, general and administrative	8,039,635	13,282,909
Depreciation and amortization	766,578	737,463
Goodwill impairment	1,592,000	—
Total general and administrative	13,875,989	17,353,017
Operating loss	(11,493,426)	(14,452,137)
Other income (expenses)
Interest expense	(1,702,792)	(3,047,358)
Other	—	(163,669)
Total other income (expenses)	(1,702,792)	(3,211,027)
Loss from continuing operations, before income tax	(13,196,218)	(17,663,164)
Income tax benefit (expense)	100,715	(14,827)
Loss from continuing operations	(13,095,503)	(17,677,991)
Income from discontinued operations, net of tax	—	204,127
Loss on sale of discontinued operations, net of tax	—	(2,254,049)
Net loss	(13,095,503)	(19,727,913)
Preferred stock dividends	(323,918)	—
Net loss attributable to common stockholders	(13,419,421)	(19,727,913)
Net loss attributable to noncontrolling interest	(3,405,877)	(3,775,335)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(10,013,544)	$(15,952,578)
Other comprehensive loss:
Currency translation adjustments, net of tax	404,240	(1,423,659)
Total comprehensive loss	$(13,015,181)	$(21,151,572)
Comprehensive loss attributable to:
Noncontrolling interest	(3,510,171)	(4,166,775)
MoneyOnMobile, Inc. shareholders	(9,505,010)	(16,984,797)
Net loss per share from continuing operations	$(0.24)	$(0.38)
Net loss per share from discontinued operations	$—	$(0.04)
Net loss per share, basic and diluted	$(0.18)	$(0.34)
Weighted average number of shares outstanding, basic and diluted	55,711,288	47,075,920

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2017	2016
		(Restated)
OPERATING ACTIVITIES
Net loss	$(13,095,503)	$(19,727,913)
Adjustments to reconcile net loss to cash used in operating activities
Deferred financing cost amortization	—	144,056
Portfolio amortization	—	432,075
Subordinated note discount amortization	740,147	511,131
Depreciation and amortization	766,578	737,463
Loss on sale of assets and other	—	1,104,607
Loss on sale of U.S. Operations	—	2,254,049
Goodwill impairment	1,592,000	—
Stock based compensation	209,734	1,216,146
Equity awards issued for services	1,767,882	3,600,973
Deferred consulting fee amortization	—	242,399
Changes in operating assets and liabilities:
Accounts receivable	—	505,353
Due from distributors	264,310	(4,368,033)
Other assets	910,431	2,757,032
Accrued expenses	967,332	192,445
Accounts payable	(1,019,819)	1,548,274
Accrued liabilities	(733,942)	1,853,577
Advances from distributors	(1,903,680)	3,427,773
Net cash (used in) operating activities	(9,534,530)	(3,568,593)
INVESTING ACTIVITIES
Proceeds from investments	192,850	46,247
Purchases of property and equipment	(74,770)	(89,897)
Acquisition of intangible assets	(255,000)	(601,330)
Net cash (used in) investing activities	(136,920)	(644,980)
FINANCING ACTIVITIES
Payments on notes payable and bank loan	(298,324)	(3,502,528)
Payment on put liability obligation	(1,000,000)	—
Repayment of related party notes payable	(144,583)	—
Payments to acquire noncontrolling interest	(1,107,985)	—
Payments on senior debt	—	(6,600,000)
Reacquisition of common stock	(177,369)	—
Borrowings on senior and subordinate notes	—	2,061,879
Issuance of common stock and warrants	3,697,166	3,628,729
Issuance of preferred stock, Series D for cash	1,542,000	600,000
Issuance of preferred stock, Series E for cash	2,530,000	—
Borrowings on notes payable: sale of U.S. Operations	—	6,675,000
Proceeds from debt	2,974,000	2,198,000
Proceeds from redemption of warrants for common stock	1,757,384	—
Change in restricted cash	—	(51,494)
Contributions made by noncontrolling interest	—	299,960
Net cash provided by financing activities	9,772,289	5,309,546
Foreign currency effect on cash flows	(55,640)	(269,640)
Net change in cash and cash equivalents	45,199	826,333
Cash and cash equivalents at beginning of year	2,119,794	1,293,461
Cash and cash equivalents at end of year	$2,164,993	$2,119,794
Supplemental disclosures (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
For the years ended March 31, 2017 and 2016
	Preferred Stock - Series E		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2015	—	$—	39,314,015	$39,314	1,533,600	$1,534	$35,982,933	$(24,136,830)	$7,090,698	$(499,383)	$18,478,266
Issuance of common stock for cash	—	—	5,960,419	5,960	—	—	3,622,768	—	—	—	3,628,728
Warrants issued with debt financing	—	—	—	—	—	—	1,944,356	—	—	—	1,944,356
Warrants issued for services	—	—	—	—	—	—	3,256,309	—	—	—	3,256,309
Canceled warrants, net	—	—	—	—	—	—	(1,265,553)	—	—	—	(1,265,553)
Conversion of debt to common stock	—	—	2,001,515	2,001	—	—	1,201,999	—	—	—	1,204,000
Conversion of Series A to common stock	—	—	533,600	534	(533,600)	(534)	—	—	—	—	—
Stock issued for services	—	—	2,878,889	2,879	—	—	1,607,338	—	—	—	1,610,217
Stock-based compensation	—	—	—	—	—	—	1,216,146	—	—	—	1,216,146
Canceled stock	—	—	(40,000)	(40)	(1,000,000)	(1,000)	(601,174)	—	—	—	(602,214)
Embedded derivative reclassification upon conversion	—	—	—	—	—	—	620,603	—	—	—	620,603
Put liability - Noncontrolling interest investment	—	—	—	—	—	—	(3,000,000)	—	—	—	(3,000,000)
Issuance of DPPL shares to Parent	—	—	—	—	—	—	2,121,672	—	(2,135,243)	13,571	—
Issuance of DPPL shares to noncontrolling interests	—	—	—	—	—	—	(234,387)	—	4,599,991	88,506	4,454,110
Net loss	—	—	—	—	—	—	—	(15,952,578)	(3,775,335)	—	(19,727,913)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(391,440)	(1,032,219)	(1,423,659)
Balance, March 31, 2016	—	—	50,648,438	50,648	—	—	46,473,010	(40,089,408)	5,388,671	(1,429,525)	10,393,396
Issuance of common stock for cash	—	—	6,054,800	6,055	107,143	107	3,691,004	—	—	—	3,697,166
Issuance of series E preferred stock for cash	2,530	3	—	—	—	—	2,529,997	—	—	—	2,530,000
Warrants issued with debt financing	—	—	—	—	—	—	32,364	—	—	—	32,364
Warrants issued for services	—	—	—	—	—	—	465,717	—	—	—	465,717
Conversion of debt to common stock	—	—	499,072	499	—	—	348,852	—	—	—	349,351
Conversion of series D preferred to common stock	—	—	1,706,693	1,707	50,000	50	1,052,259	—	—	—	1,054,016
Stock issued for services	—	—	2,507,421	2,507	—	—	1,299,767	—	—	—	1,302,274
Stock-based compensation - options	—	—	—	—	—	—	209,734	—	—	—	209,734
Preferred dividends - series D	—	—	—	—	—	—	(323,918)	—	—	—	(323,918)
Warrants exercised for common stock	—	—	6,314,782	6,315	—	—	1,751,069	—		—	1,757,384
Reacquisition and retirement of common stock	—	—	(3,661,540)	(3,661)	—	—	(4,553,187)	—	—	—	(4,556,848)
Redeemable purchase of noncontrolling interest	—	—	—	—	—	—	(4,453,313)	—	—	—	(4,453,313)
Purchase of subsidiary shares held by NCI	—	—	—	—	—	—	86,936	—	(1,089,498)	66,577	(935,985)
Issuance of DPPL shares to Parent	—	—	—	—	—	—	940,478	—	(923,339)	(17,139)	—
Net loss	—	—	—	—	—	—	—	(10,013,544)	(3,405,877)	—	(13,419,421)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	104,294	299,946	404,240
Balance, March 31, 2017	2,530	$3	64,069,666	$64,070	157,143	$157	$49,550,769	$(50,102,952)	$74,251	$(1,080,141)	$(1,493,843)

The accompanying notes are an integral part of these consolidated financial statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 - BASIS OF PRESENTATION

In these consolidated financial statements, references to “MoneyOnMobile,” “Company,” “we,” “us,” and “our” collectively refers to MoneyOnMobile, Inc., and its majority-owned Indian enterprise, which includes Digital Payment Processing Limited ("DPPL"), My Mobile Payments Limited ("MMPL"), SVR Retail Pvt. Ltd ("SVR") and Payblox Technologies (India) Private Limited ("Payblox").  All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company operates one distinct business unit, which is located in India.

MoneyOnMobile offers electronic wallet services in India. MoneyOnMobile customers use our payments system to pay for goods and services and sending or receiving money using mobile phone text messages, smart phone or internet. Consumers are often required to prepay for certain utilities, such as mobile phone services.  Because bank accounts and credit cards are only used by a small portion of the Indian population, consumers typically prepay for these utilities with cash, either directly to utility providers or through distributors.  MoneyOnMobile acts as an intermediary between a) the utility provider and distributors, b) distributors and consumers, and c) consumer and other parties.

As an intermediary between the utility provider and distributors, MoneyOnMobile purchases utility units, such as mobile phone minutes, at wholesale rates and resells these units to distributors.  MoneyOnMobile maintains an inventory of these utility units held for resell. As an intermediate between distributors and consumers, distributors use our electronic wallet technology to a) allow consumers to purchase utility units from the distributor by mobile phone text message and b) allow distributors to send a text message confirmation back to the consumer.   MoneyOnMobile earns a transaction fee for these services, paid by the consumer. Once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use our technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other MoneyOnMobile consumers.  We also earns a transaction fee for these services, paid by the consumer.

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

Payblox Technologies (India) Private Limited (“Payblox”), a wholly owned subsidiary of MMPL, organized in October 2010 under the laws of India and headquartered in Mumbai, India, provides certain back office and support services on behalf of MMPL to MoneyOnMobile customers. Collectively, DPPL, MMPL, and Payblox Technology (India) Private Limited (“Payblox”), operate the MoneyOnMobile enterprise.  MoneyOnMobile is operated locally by a management team based in Mumbai, India, with corporate oversight provided by the executive management based in Dallas, Texas. MMPL currently has a license from the Reserve Bank of India to operate a payments system. Renewal of the license is required in October 2018, and MMPL intends to seek renewal and has no reason to believe it will not receive such renewal.

In January 2014, the Company acquired a majority of the common stock of DPPL, obtaining control of DPPL and, through DPPL’s services agreement, obtaining control of MMPL and Payblox.  As such, MMPL has been consolidated as a Variable Interest Entity, in the Company’s accompanying financial statements.  Prior to obtaining control in January 2014, investments in DPPL and MMPL were accounted for as equity method investments. On March 31, 2015, MMPL and DPPL executed a business purchase agreement, whereby DPPL purchased all the assets of MMPL. The impact of this business combination has been eliminated upon consolidation, as the Company maintained financial control of both entities since January 2014. In July 2016, the Company acquired the outstanding assets and liabilities of SVR, a non-operating Indian registered entity.

Preparation of Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions. Actual results may differ from the estimates used in preparing our consolidated financial statements. Significant estimates include revenue recognition, valuation of financial instruments, goodwill, fair value measurements and business combinations.

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

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(13,095,503) and $(19,727,913) for the years ended March 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to grow and expand its mobile payment and ATM processing operations in India. Management believes that its operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain sufficient external financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation.

Sale of U.S. Operations
Effective November 30, 2015, the Company divested its U.S. Operations, excluding executive headquarters. There is no continuing cash inflows or outflows from or to the discontinued operations. In consideration for the acquired assets, the buyer assumed certain of the Company’s liabilities, including an aggregate of $8.3 million of notes payable and certain of the Sellers’ outstanding contractual obligations. See Note 19: Sale of U.S. Operations for additional information.

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

Convertible Instruments
Certain debt instrument require us to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. This criteria includes (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Debt discounts under these arrangements are amortized over the term of the related debt to their date of redemption.

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

Our free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the consolidated balance sheets using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. As a result, we were required to record the conversion option associated with the debt as an embedded derivative. We previously recorded this liability as a derivative liability within current liabilities in our historical consolidated balance sheet. Changes in the value of this derivative liability has been marked-to-market at the end of each reporting period and recorded as Other income (expense) in our consolidated statements of operations and comprehensive loss. As of March 31, 2017 and 2016, we did not have any outstanding convertible instruments that would be classified as a derivative.

Foreign Currency Translation
The functional currency of MoneyOnMobile, consisting of DPPL, SVR and the variable interest entities MMPL and Payblox, is the Indian Rupee. MoneyOnMobile assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each consolidated balance sheet date. Revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component within the accompanying statements of shareholders’ equity. Additionally, cumulative translation adjustments recorded in other comprehensive income are reclassified to noncontrolling interest proportionally based on the weighted average percentage ownership interest held by the noncontrolling interest.

Cash and Equivalents
We consider cash, deposits, and short-term investments with original maturities of three months or less as cash and equivalents.  Our deposits at financial institutions at times exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Due from Distributors
Amounts represent purchases made by consumers for which payment was made to an agent. As of March 31, 2017 and 2016, there were three and one distributors, which comprised 77% and 92%, respectively.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization, using the straight-line method based on estimated useful lives of three to five years. The building purchased in India has an estimated useful life of 39 years.  Repairs and maintenance are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

Equity Investment
Under the equity method of accounting, the Company records its proportionate share of the net earnings or losses and a corresponding increase or decrease to the investment balance. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  No impairments were recorded during years ended March 31, 2017 or 2016.

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

Goodwill
Goodwill consists of the cost of our acquired businesses in excess of the fair value of the identifiable net assets acquired and is allocated to reporting units based on the relative fair value of the future benefit of the purchased operations to our existing business units as well as the acquired business unit.  The Company has elected to early adopt Accounting Standards Update No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.

We perform an annual impairment assessment in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment.

Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.  If we determine that it is more likely than not that its fair value is less than its carrying amount, then the goodwill impairment test is performed. To calculate any potential impairment, we compares the fair value of the reporting unit with its carrying amount. Any excess of the goodwill carrying amount over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down.

In our annual impairment assessment for the year ended March 31, 2017 resulted in an impairment loss of $(1,592,000). A significant factor in the impairment loss was related to our decline in revenue for the fiscal year ended March 31, 2017. A weighted average approach using multiple valuation methods on a financial controlling basis was created. It comprised of a 52.5% weight to the market approach (5% precedent transactions (subject company), 47.5% precedent transactions (comparable company), 47.5% guideline public company and a 0% weight to the income approach (discounted cash flow). Current market, industry and macro-economic conditions were utilized to assist to develop the fair value measurements.

Our annual impairment assessment for the year ended March 31, 2016, we determined it was more likely than not that the fair value of this reporting unit exceeded its carrying value. After reviewing the results of multiple valuation models, a weighted average approach on a financial controlling basis was considered most appropriate comprised of an 80% weight to the market approach (40% precedent transactions (subject company), 15% precedent transactions (comparable company) and 25% guideline public company) and a 20% weight to the income approach (20% discounted cash flow). Additionally, other information such as current market, industry and macro-economic conditions were utilized to assist to develop these fair value measurements. As a result, we concluded that goodwill was not impaired for the year ended March 31, 2016.

Intangible Assets
Intangible assets consist of software (excluding computer software), customer lists, trademarks, distributor contracts and domain names acquired through business combinations, or consists of software developed or obtained for internal use, as well as software intended for resale. Costs to develop internal use computer software during the application development stage are capitalized on a per project basis and are amortized on a straight line basis over its useful life. Capitalized costs for internally developed software during the years ended March 31, 2017 and 2016 totaled $252,110 and $530,015, respectively.
Costs for software developed for resale are expensed as incurred until technological feasibility is established, capitalized once technological feasibility occurs, including costs for coding and testing, and expensed once the software is available for release to customers. Capitalized costs for software available for sale are amortized over the greater of the amounts computed for the (1) expected revenue to total anticipated revenue or (2) straight line basis over its estimated useful life. Capitalized costs for software developed for resale during the years ended March 31, 2017 and 2016 totaled $0 for both periods.
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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the years ended March 31, 2017 or 2016.

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

Other services offered are Consumer Services, including bill payment and money transfer. For bill payment transactions, we act as an agent with consumers. Distributors use our electronic wallet technology to allow consumers to pay utility bills by mobile phone text message and smart phone. We earn a fixed transaction fee for these services.  For our money transfer services, once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use our technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other consumers.  We also earn a fixed transaction fee for these services.

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of March 31, 2017 and 2016, advances from distributors was $2,108,645 and $4,013,509, respectively.

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

Advertising
Advertising costs are expensed as incurred.  During the years ended March 31, 2017 and 2016, advertising expense was $1,917,969 and $1,485,467, respectively.

Operating Lease Expense
Rental expense, consisting primarily of office rent for our Corporate office in Dallas, Texas and satellite offices in India, totaled $334,119 and $340,119 during the years ended March 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of non-financial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The guidance permits two transition methods of adoption 1) the full retrospective method, in which case the standard would be applied to all reporting periods presented, or 2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company will adopt this guidance in its fiscal year beginning April 1, 2018. The Company is currently evaluating the impact of the adoption of ASU No. 2014-09 on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on April 1, 2017 and does not expect such adoption to have a material impact on its consolidated financial statements and related disclosures for fiscal year 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company plans to adopt this guidance in its fiscal year beginning April 1, 2018. These provisions of the guidance are to be applied prospectively. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

There are other various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows
The Company incorrectly presented the certain line items within the Statement of Cash Flows for the fiscal year-ended March 31, 2016. The Company has corrected these errors in this Form 10-K filing. The correction of these errors had no effect on reported net loss, balance sheet or statement of shareholders' equity.

The following condensed table presents the effect of the correction discussed above on selected line items of our previously reported consolidated statement of cash flows for the year ended March 31, 2016.

Operating Activities	As Reported	Adjustments	Restated
Net (loss)	$(19,727,913)	$—	$(19,727,913)
Deferred financing cost amortization	324,144	(180,088)	144,056
Deferred consulting fee amortization	3,194,949	(2,952,550)	242,399
Equity awards issued for services	4,866,526	(1,265,553)	3,600,973
Other adjustments	6,255,471	—	6,255,471
Changes in operating assets and liabilities	5,916,421	—	5,916,421
Net cash provided by (used in) operating activities	829,598	(4,398,191)	(3,568,593)
Investing Activities
Net cash (used in) investing activities	(644,980)	—	(644,980)
Financing Activities
Payments on notes payable and bank loan	(7,834,541)	4,332,013	(3,502,528)
Borrowings on senior and sub notes	3,395,038	(1,333,159)	2,061,879
Issuance of common stock and warrants	2,229,392	1,399,337	3,628,729
Other proceeds and borrowing	3,121,466	—	3,121,466
Net cash provided by financing activities	911,355	4,398,191	5,309,546

Foreign currency effect on cash flows	(269,640)	—	(269,640)

Net change in cash and cash equivalents	826,333	—	826,333
Cash and cash equivalents at beginning of year	1,293,461	—	1,293,461
Cash and cash equivalents at end of year	$2,119,794	$—	$2,119,794

4 - OTHER CURRENT ASSETS

At March 31, 2017 and 2016, other current assets consisted of the following:

	2017	2016
Foreign service tax recoverable	$578,187	$577,751
Advance payments to vendors	266,133	166,779
Prepaid insurance and other	81,648	75,214
Total	$925,968	$819,744

5 - PROPERTY AND EQUIPMENT

At March 31, 2017 and 2016, property and equipment consisted of:

	2017	2016
Building	$3,744,261	$3,626,116
Equipment	274,994	284,872
Furniture and fixtures	18,986	56,889
Subtotal	4,038,241	3,967,877
Less accumulated depreciation	(554,721)	(459,042)
Property and equipment, net	$3,483,520	$3,508,835

For the years ended March 31, 2017 and 2016, depreciation expense was $95,679 and $210,354, respectively.

6 - VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. We consolidate our VIEs where we determine that we have both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

My Mobile Payments Limited
We did not hold a majority ownership interest in MMPL at either March 31, 2017 or 2016. Therefore, our determination of whether to consolidate is based upon the power to direct the activities that significantly impact the economic success of these entities. We are the primary beneficiary of MMPL as we are deemed to have a controlling financial interest due to having both a) the power to direct activities that most significantly impact its financial performance and b) the obligation to absorb losses that potentially could be significant. Our analysis includes consideration of the following factors which highlights our ability to control and direct significant influence over financial performance and overall investment strategy:

i) shared Board of Directors with DPPL; and
ii) inter-dependent operations with DPPL (i.e. MMPL is not a sustainable business without DPPL); and
iii) MMPL relies exclusively on DPPL to fund its operations.

Contractual terms that may change the powers held in future periods, such as a purchase or sale options, are not considered in our analysis. Based on our analysis, we believe that we hold the power and rights to direct the most significant activities of MMPL and as a result the financial results of MMPL from the acquisition date of January 6, 2014 have been consolidated in the accompanying consolidated financial statements. During the year ending March 31, 2015, the Company invested $4,906,760 to acquire 8.17% of MMPL. This investment was necessary to support local management in executing its growth plans. No direct investment was made by the Company to MMPL during the year ending March 31, 2017 or 2016.

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. During March 2017, the Company paid $487,727 to the co-founder to acquire 400,000 shares of MMPL and 48,135 shares of DPPL, and are being held in escrow until all the payments have been made. See note 11: Mandatory Redeemable Financial Instruments for detail of payment schedule for the Company's purchase of the remaining shares held by the co-founder at March 31, 2017.

Net loss and comprehensive loss are attributed to controlling and noncontrolling interests. We elected to utilize a weighted average value calculation based on relative ownership interest of DPPL for the year ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, the allocation of MoneyOnMobile to our controlling interest was 74.2% and 71.9%, respectively. During the year ended March 31, 2017 and 2016, the Company invested $1,107,985 and $0, respectively, to acquire shares of DPPL and MMPL from Noncontrolling interest.

The following table presents the Net Loss of Subsidiaries Attributable to MoneyOnMobile and Transfers (to) from Noncontrolling Interests during the Fiscal Year Ended March 31, 2017:

Net loss attributable to MoneyOnMobile shareholders fiscal year ended March 31, 2017	$(10,013,544)
Transfers (to) from the noncontrolling interest
Decrease in paid-in capital for new issuance of DPPL common shares to MoneyOnMobile, Inc.	(923,339)
Decrease in paid-in capital for purchase of DPPL and MMPL common shares from Noncontrolling interests	(1,089,498)
Net Transfers (to) from noncontrolling interest	(2,012,837)
Change from net loss attributable to MoneyOnMobile shareholders and transfers (to) from noncontrolling interests for fiscal year ended March 31, 2017	$(12,026,381)

The following table presents the Net Loss of Subsidiaries Attributable to MoneyOnMobile and Transfers (to) from Noncontrolling Interests during the Fiscal Year Ended March 31, 2016:

Net loss attributable to MoneyOnMobile shareholders fiscal year ended March 31, 2016	$(15,952,578)
Transfers (to) from the noncontrolling interest
Decrease in paid-in capital for new issuance of DPPL common shares to MoneyOnMobile, Inc.	(2,135,243)
Increase in paid-in capital for sale of DPPL common shares to Noncontrolling interest	4,599,991
Net Transfers (to) from noncontrolling interest	2,464,748
Change from net loss attributable to MoneyOnMobile shareholders and transfers (to) from noncontrolling interests for fiscal year ended March 31, 2016	$(13,487,830)

7 - INVESTMENTS

Happy Cellular Services Limited

As part of our acquisition of the MoneyOnMobile Indian enterprise in January 2014, we acquired a 40% equity interest in Happy Cellular Services Limited (“Happy Cellular”). Happy Cellular is a mobile talk time reseller based in India. During January 2017, Company reached a settlement with Sushil Poddar, Chairman of the Happy Group. As part of the settlement the Company agreed to sell its entire equity investment in Happy Cellular to Mr. Poddar at its cost basis. As of March 31, 2017 and 2016, our equity investment balance was $0 and $190,172, respectively.

GreedyGame Media Pvt. Limited

During the year ended March 31, 2016, MMPL purchased shares of GreedyGame Media Pvt. Limited ("GreedyGame"). GreedyGame is a mobile marketing company based in India. No dividends were received during fiscal year ended March 31, 2017 or 2016. Our investment balance at March 31, 2017 and 2016 was $18,548 and $18,153, respectively. This investment is recorded within other non-current assets in the consolidated balance sheet.

8 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2015	$14,633,237
Net foreign exchange movement	(823,120)
Carrying value at March 31, 2016	$13,810,117
Impairment loss	(1,592,000)
Net foreign exchange movement	290,674
Carrying value at March 31, 2017	$12,508,791

9 – OTHER INTANGIBLE ASSETS, NET

At March 31, 2017 and 2016, other intangible assets subject to amortization consisted of the following:

	2017	2016
Customer lists	$1,204,724	$1,185,702
Software development costs	1,582,327	1,180,910
Trademarks	30,160	29,518
Contracts	86,229	240,285
	2,903,440	2,636,415
Less accumulated amortization	(2,003,065)	(1,311,097)
Total	$900,375	$1,325,318

For the years ended March 31, 2017 and 2016, the weighted average amortization period is approximately 5 years. For the years ended March 31, 2017 and 2016, amortization expense was $662,149 and $496,730, respectively.

Our future amortization expense relating to other intangible assets subject to amortization:

Year ending March 31, 2018	$428,617
Year ending March 31, 2019	366,918
Year ending March 31, 2020	52,420
Year ending March 31, 2021	52,420
Total	$900,375

At March 31, 2017 and 2016, other intangible assets not subject to amortization consisted of the following:

	2017	2016
License	$2,430,686	$2,379,007
Trade name	945,877	925,767
Domain names	10,000	10,000
Total	$3,386,563	$3,314,774

The License held from the Reserve Bank of India meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal, which Management will continuously pursue.

10 - ACCRUED LIABILITIES

At March 31, 2017 and 2016, accrued liabilities consisted of the following:

	2017	2016
Interest payable	$930,997	$477,456
Wages and benefits	332,980	413,087
Foreign statutory fees	205,726	482,360
Bank overdraft	154,333	34,622
Legal costs	—	215,000
Vendor payments	965,034	1,597,717
Total	$2,589,070	$3,220,242

11 - MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. The fair value of the forward contract at inception totaled $4,941,040. During the year ended March 31, 2017, the Company paid $487,727 and the remaining liability at March 31, 2017 totaled $4,596,822. These shares are being held in escrow until all the payments have been made.

The following table provides a reconciliation of the remaining liability at March 31, 2017 to the amounts recorded in the consolidated balance sheet:

Total mandatory redeemable financial instruments	$4,596,822
Fair value discount	(143,509)
Total mandatory redeemable financial instruments, net	4,453,313
Less mandatory redeemable financial instruments - current portion	(3,010,254)
Mandatory redeemable financial instruments - long term portion	$1,443,059

Purchase commitment schedule for the Company acquiring the following shares:

	MMPL	DPPL	Total
For the quarter ended June 30, 2017	$38,236	$477,254	$515,490
For the quarter ended September 30, 2017	982,838	278,665	1,261,503
For the quarter ended December 31, 2017	669,524	256,244	925,768
For the quarter ended March 31, 2018	—	307,493	307,493
For the quarter ended June 30, 2018	—	307,493	307,493
For the quarter ended September 30, 2018	—	307,493	307,493
For the quarter ended December 31, 2018	—	307,493	307,493
For the quarter ended March 31, 2019	—	307,493	307,493
For the quarter ended June 30, 2019	—	307,493	307,493
For the quarter ended September 30, 2019	—	49,103	49,103
Remaining share purchase commitment at March 31, 2017	$1,690,598	$2,906,224	$4,596,822

12 - DEBT

As of March 31, 2017 and 2016, long term debt consisted of the following:

	2017	2016
Convertible subordinated notes payable	$2,900,000	$3,200,000
Notes payable and promissory notes	4,066,595	2,008,159
Building mortgage	2,040,802	2,067,588
Unsecured credit facility	2,974,000	—
Total	11,981,397	7,275,747
Less: debt discount	(502,407)	(1,212,580)
	11,478,990	6,063,167
Less: current portion	(9,508,025)	(895,609)
Long term debt	$1,970,965	$5,167,558

Convertible Subordinated Notes Payable
The Company’s subordinated debt has been issued pursuant to a $3 million Subordinated Debt Offering and a separate $2 million Subordinated Debt Offering.  Each offering is exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed on January 6, 2011 and August 10, 2012.  The notes are secured by a first lien on substantially all of the Company’s assets.  The notes bear interest at a rate of 12% annually paid monthly in arrears.

In March 2016, the Company extended the maturity date on its remaining subordinated notes from December 31, 2016 to December 31, 2017. As part of this agreement, the Company issued to debt holders 3,200,000 warrants, which possessed an aggregate fair value of $1,267,817 at issuance using the Black-Scholes valuation model. 1,000,000 of these warrants were subsequently canceled prior to year-end and reissued with an extended maturity date. See note 17: Related Parties for additional details.

For the years ended March 31, 2017 and 2016, $300,000 and $1,000,000, respectively, of subordinated notes principal and relating accrued interest were converted into 499,072 and 1,683,334, respectively, of common shares.

For the years ended March 31, 2017 and 2016, amortized debt discount included in interest expense totaled $740,147 and $511,131, respectively. During the years ended March 31, 2017 and 2016, the Company made principal payments of $0 and $600,000, respectively.

Convertible Promissory Note
In September 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), whereby the Company received $2,000,000, and issued a convertible promissory note (the “Hall Note”) secured by all the assets of the Company and accrues interest at an annual rate of 10% and a maturity date of September 16, 2016. In December 2015, the Company sold to Hall, 450,379 shares in its majority-owned subsidiary DPPL. As consideration, the Hall Note was considered repaid in full.

Notes Payable and Promissory Notes
In October 2015, the Company received $6,000,000 from various investors as part of a debt subscription agreement, which was specific to facilitating the sale of the Company's U.S. Operations in November 2015. As part of this sale, these notes were assumed by the buyer. Additionally, notes totaling $59,434 were issued by the Company to note holders to account for the interest that was incurred by the Company while the funds were in escrow and have a maturity date of December 31, 2017. These notes were not assumed by the buyer.

In April 2016, and in connection with the Company's settlement agreement with the buyer, the Company issued two promissory notes, First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possessed an interest rate of 12% per annum payable monthly, matures on December 31, 2017. Second, the Company issued the buyer a $675,000 note in exchange for the buyer waiving any claims for breach of the Purchase Agreement between the buyer and the Company. The Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment. Lastly, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of the U.S. Operations that was not included as part of the sale of U.S. Operations at March 31, 2016. These loans have a maturity date of December 31, 2017.

In December 2016, the Company extended the maturity date on its remaining subordinated notes relating to CRA debt from December 31, 2016 to December 31, 2017. As part of this agreement, the Company issued to debt holders 57,909 warrants, which possessed an aggregate fair value of $31,389 at issuance using the Black-Scholes valuation model.

In June 2015, MMPL obtained a $60,000 loan from Bajaj Finserv with an interest rate of 19% per annum payable monthly with a maturity date in May 2018. During December 2016, MMPL obtained an additional $30,000 from Bajaj Finserv.

In March 2017, the Company executed a $2,000,000 promissory note to HALL MOM, LLC., a Texas limited liability company (“HALL MOM"). This note possesses an interest rate of 10% per annum payable monthly from March through May 2017, and 15% annum thereafter. The maturity date is December 31, 2017. Principal payments are due each month at a minimum of $50,000 beginning April 1, 2017. This promissory note represented the Company's obligation, which was previously classified as a Put Liability from March 2016 through December 2017. See note 18: Commitments and contingencies for more information.

Building Mortgage
In May 2014, MMPL obtained a $2,254,500 loan with Union Bank of India to purchase an office building to be used as its headquarters.  The loan was interest only for the first six months at the rate of 16% per annum.  Thereafter, the interest rate is 15% per annum, and principal and interest payments are to be made in 26 equal quarterly payments.  The loan matures in May 2021 and is collateralized by the building. During the quarter ended June 30, 2015, MMPL refinanced its office building loan by paying off its loan with the Union Bank of India, and replacing it with a $2,198,000 loan with Standard Chartered. The new loan is at a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly payments.

Unsecured Credit Facility
In December 2016, MMPL entered into a Loan Agreement with YES BANK Limited, which provided MMPL an unsecured credit facility totaling approximately $1.5 million. As part of the agreement, a MoneyOnMobile, Inc. shareholder provided the lender with a $2.0 million standby letter-of-credit to the lender as collateral. Borrowings under the Credit Facility are at a variable rate based on 2.1% over a base rate, which is currently equal to 9.5%. The resulting aggregate interest rate on the Credit Facility totals 11.6% and matures in December 2017.

In March 2017, MMPL amended its December 2016 loan agreement with YES BANK Limited, which extended the unsecured credit facility from $1.5 million to $3.0 million. As part of the amendment, a MoneyOnMobile, Inc. shareholder provided the lender with an additional $2.0 million standby letter-of-credit to the lender as collateral. No other terms of the original Loan Agreement were changed. The unused line of credit at March 31, 2017 was approximately $26,000.

Future principal payments due under the Company’s debt, excluding debt discounts of $(502,407), for the fiscal years ending March 31:

	2018	2019	2020	2021	2022	Thereafter	Total
Convertible subordinated notes payable	$2,900,000	$—	$—	$—	$—	$—	$2,900,000
Notes payable and promissory notes	4,066,595	—	—	—	—	—	4,066,595
Building mortgage	69,837	77,995	87,107	97,283	108,648	1,599,932	2,040,802
Unsecured line of credit	2,974,000	—	—	—	—	—	2,974,000
	$10,010,432	$77,995	$87,107	$97,283	$108,648	$1,599,932	$11,981,397

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no financial liabilities as of March 31, 2017 and 2016 measured at fair value on a recurring basis.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the year ended March 31, 2017 and 2016:

April 1, 2015	$—
Aggregate amount of derivative instruments issued	1,097,635
Change in fair value of derivative liabilities	(477,032)
Reclassification into Equity	(620,603)
March 31, 2016	—
March 31, 2017	$—

The Company’s assets measured at fair value on a non-recurring basis are summarized in the following tables by fair value measurement Level:

	Level 1	Level 2	Level 3	Total
Equity Investments as of March 31, 2016	$—	$—	$190,172	$190,172
Equity Investments as of March 31, 2017	$—	$—	$—	$—

Fair Value Measurements are defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories. There have been no changes in the methodologies used at March 31, 2017 and 2016:

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

A reconciliation of the beginning and ending balances for the investments using significant unobservable inputs (Level 3):

Carrying value, March 31, 2015	$201,600
Foreign currency translation	(11,428)
Fair value of equity investment as of March 31, 2016	190,172
Foreign currency translation	2,678
Sale of equity investment	192,850
Carrying value, March 31, 2017	$—

14 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,669 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

On May 1, 2017, the Company held a special meeting of shareholders pursuant to notice duly given. At the special meeting, the Company submitted for approval by its shareholders proposals (i) to amend its Amended and Restated Certificate of Formation - For-Profit Corporation to effect a reverse share split with respect to the Company’s issued and outstanding common stock, par value $0.001 per share, including shares held by the Company as treasury shares if any, at a ratio of between 1-for-5 and 1-for-20 (the “Exchange Range”), with the ratio within such Exchange Range to be determined at the discretion of the Board (the “Reverse Share Split”) and the Reverse Share Split shall be effected at such time as the Board deems proper and ready; and (ii) to transact any other business as may properly come before the meeting or at any adjournment thereof (the “Other Transactions”). As of June 30, 2017, the Reverse Share Split is on hold. The Board may approve the Reverse Share Split up until December 31, 2017.

Common Stock
During the years ended March 31, 2017 and 2016, the Company issued shares of its common stock as follows:

	2017			2016
	Shares		Amount	Shares	Amount
Issuance of common stock for cash	6,054,800	(1)	$3,697,166	5,960,419	$3,628,728
Issuance of common stock for services	2,507,421		1,302,274	2,838,889	1,610,217
Conversion of preferred stock to common stock	1,756,693	(1)	1,054,016	—	—
Conversion of debt to common stock	499,072		349,351	2,001,515	1,204,000
Exercise of warrants into common stock (including 3,125,768 cashless warrants)	6,314,782		1,757,384	—	—
Reacquisition and retirement of common stock	(3,661,540)		4,556,848	(40,000)	602,214

(1) - Shares total includes certain subscribed stock.

Treasury Stock
In July 2016, the Company reacquired 3,551,694 shares of MoneyOnMobile, Inc., from a distributor, SVR Retail Private Ltd. ("SVR"). The Company paid $177,369 in cash and forgave a receivable SVR owed to DPPL totaling $4,346,945. The Company formally retired 3,661,540 common shares upon receipt in July 2016 and recorded a $(4,524,314) reduction to additional paid-in capital in the consolidated balance sheet. As a result of the transaction, the Company did not acquire any other assets or assume any liabilities. Concurrently, the Company reacquired and reissued 109,846 shares of MoneyOnMobile, Inc., from an agent, and are included in issuance of common stock for services.

Convertible Preferred Stock - Series D
During the years ended March 31, 2017 and 2016, the Company issued 1,542 and 600 shares, respectively, of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 373,000 and 150,000 shares, respectively, of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $1,542,000 and $600,000, respectively, in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii) Company common stock at the not yet determined equity raise per share value. During the year ended March 31, 2017, investors converted 917 shares of Series D Preferred, including accrued preferred dividends, into 1,756,693 shares of Common Stock. During the year ended March 31, 2016 there was no conversion of shares of Series D Preferred. At March 31, 2017 and 2016, outstanding cumulative preferred dividends totaled $186,438 and $0, respectively.

Convertible Preferred Stock - Series E
During the year ended March 31, 2017 and 2016, the Company issued 2,530 and 0 shares, respectively, of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. The Company received gross proceeds of $2,530,000 and $0, respectively, in consideration for the issuance of these securities. No warrants were issued in connection with the issuance of the Series E Preferred. The Series E Preferred is voluntarily convertible into shares of

Common Stock of the Company at a conversion price of $1.59. There also exists contingent conversion features with these securities. In the event the Company's Common Stock is uplisted to a major stock exchange, all outstanding Series E Preferred will be automatically converted into Common Stock at a conversion price equal to $1.34. Holders of Series E Preferred are not entitled to receive dividends.

Warrants
During the year ended March 31, 2017, and in connection with the Series D Preferred share conversion, investors redeemed 307,500 warrants for 184,500 shares of Common Stock.

At March 31, 2017, and in connection with financing activities and service agreements, a total of 17,352,803 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.71 weighted average) are outstanding and expire during the fiscal years as follows: 750,660 in 2018; 2,501,197 in 2019; 1,451,619 in 2020; 6,098,345 in 2021; 2,775,982 in 2022; and 3,775,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.
The following table summarizes the changes in warrants for the years ended March 31, 2017 and 2016.

Warrants
Outstanding at March 31, 2015	8,728,526
Granted	18,437,046
Exercised	—
Expired/canceled	(5,433,300)
Outstanding at March 31, 2016	21,732,272
Granted	2,735,239
Exercised	(6,314,782)
Expired/canceled	(799,926)
Outstanding at March 31, 2017	17,352,803

For the year ended March 31, 2017 and 2016 the Company granted the following warrants:

	2017	2016
Issued for services	1,157,756	9,150,963
Issued for common stock	1,132,390	2,980,212
Issued for preferred stock	385,384	150,000
Conversion from debt to equity	—	996,781
Debt modifications	59,709	5,159,090
Total	2,735,239	18,437,046

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Warrants issued for services included in selling, general and administrative expenses was $465,717 and $3,256,309 for the years ended March 31, 2017 and 2016, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the years ended March 31:

Warrants	2017	2016
Risk-free interest rates	1.63%	1.61%
Expected volatility	98.36%	110.62%
Dividend yields	—%	—%
Expected lives (years)	5 years	4 years

Equity Incentive Plans
The 2011 Equity Incentive Plan (“2011 Plan”) provides for issuing equity awards for an aggregate of 3,500,000 shares of our common stock in the form of grants of restricted shares, incentive stock options (employees only), non-qualified stock options, share appreciation rights, performance shares, and performance units.

The 2016 Equity Incentive Plan (“2016 Plan”) provides for issuing equity awards for an aggregate of 6,000,000 shares of our common stock, of which 3,000,000 have been registered at March 31, 2017, in the form of grants of restricted shares, incentive stock options (employees only), non-qualified stock options, share appreciation rights, performance shares, and performance units.

The purposes of the 2011 Plan and 2016 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the long-term growth and profitability of the Company.  Stock option awards have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  Shares issued to satisfy awards may be from authorized but unissued or reacquired common stock.

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

During the years ended March 31, 2017 and 2016, the Company awarded 600,000 and 2,800,000 incentive stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $209,734 and $1,216,146 for the years ended March 31, 2017 and 2016. Options with a weighted-average exercise price of $0.70 per share for 4,080,000 common shares were outstanding at March 31, 2017.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at March 31, 2017 and 2016 totaled $0 and $650,000, respectively.  At March 31, 2017, outstanding options are fully vested and the weighted-average remaining contractual term was 8.4 years; however, if services are earlier terminated, 4,080,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

Option plan	2017	2016
Risk-free interest rates	1.89%	1.74%
Expected volatility	96.99%	103.05%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the years ended March 31, 2017 and 2016.

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,960,000	$1.17
Granted	2,800,000	$0.52
Exercised	—
Forfeited	(1,280,000)
Outstanding at March 31, 2016	3,480,000	$0.74
Granted	600,000	$0.49
Exercised	—
Forfeited	—
Outstanding at March 31, 2017	4,080,000	$0.70

15 - (LOSS) PER SHARE

Basic (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Our shareholder equity includes a line item for “subscribed stock", which represents shares of common stock for which we irrevocably received investors’ purchase prices but, due to administrative delays, had not issued the respective shares of common stock before the period end.  These shares have been included in the weighted average number of shares of common stock outstanding during the period for the purposes of calculating basic (loss) per share.

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of March 31, 2017 and 2016 are as follows:

	2017	2016
Warrants	17,352,803	21,732,272
Stock options	4,080,000	3,480,000
Convertible subordinated notes	2,900,000	3,200,000
Convertible preferred stock	4,235,977	1,000,000
Total	28,568,780	29,412,272

16 - INCOME TAXES

Our deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. We adjust our deferred income tax liabilities and assets, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We establish a valuation allowance to offset any deferred income tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. We recognize uncertain income tax positions taken or expected to be taken on tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of March 31, 2017 and 2016, no such uncertain income tax benefits were recognized.

The Company has cumulative domestic net operating losses of $(32.7) million and $(27.6) million as of March 31, 2017 and 2016, respectively.  The net operating loss carryover begins to expire in 2026 through 2034.

	2017	2016
Warrants	$1,956,625	$1,787,277
Net operating loss carryovers	11,123,913	12,164,076
Management equity awards	836,450	765,141
Fixed Assets	2,380	—
Total deferred tax assets	13,919,368	14,716,494
Valuation allowance	(13,919,368)	(14,716,494)
Net deferred tax asset	$—	$—

For fiscal year ending March 31, 2017 and 2016, there were no current or deferred tax expenses due to a full valuation allowance. The losses from continuing operations before income taxes and equity investment loss at the 34% federal statutory and foreign (India) tax rate reconciles to our tax provisions:

	2017			2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(7,646,888)	$(5,448,615)	$(13,196,218)	$(13,024,794)	$(4,638,370)	$(17,663,164)

Income tax benefit at statutory rate	(2,599,942)	(1,852,529)	(4,452,471)	(4,428,430)	(1,577,046)	(6,005,476)
Equity investment adjustment	521,900	—	521,900	1,305,093	—	1,305,093
Items not deductible for tax purposes	12,195	—	12,195	7,914	—	7,914
Change in valuation allowance	2,065,847	2,242,733	4,308,580	3,115,423	1,655,161	4,770,584
Rate difference in foreign jurisdiction	—	(490,919)	(490,919)	—	(63,288)	(63,288)
Income tax (benefit) expense	$—	$(100,715)	$(100,715)	$—	$14,827	$14,827

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

17 - RELATED PARTIES

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2017 and 2016, amounts due to ART were $190,511 and $208,181, respectively, and is included in Related party payables on the Company’s balance sheet.

Cagan McAfee Capital Partners, LLC / Cagan Capital, LLC / Laird Cagan
Cagan McAfee Capital Partners, LLC (“CMCP”) is an investment company owned and controlled by Laird Cagan, a former member of our Board of Directors and a significant shareholder.  The amounts due, including interest, to CMCP totaled $761,805 as of March 31, 2017 and 2016, respectively, and is recorded in Related party payables in the consolidated balance sheets.

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  During the year ended March 31, 2016, these warrants were exchanged and reissued with extended maturity dates. In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2017 or 2016 and interest paid at 12% per annum totaled $0 in 2017 and $0 in 2016. Mr. Cagan converted these warrants in September 2016.

At March 31, 2017, the Company has two promissory notes due to Mr. Cagan. The first, is a $727,000 principal amount, which may be converted to common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. No principal payments were made during fiscal year March 31, 2017. Interest payments made during the year ended March 31, 2017 totaled $29,091. The second promissory notes is non-convertible and has a principal amount of $162,137. Interest payment totaled $0 as of March 31, 2017. See note 12: Debt for more information.

In March 2016, the Company executed an one year advisory agreement with Mr. Cagan and issued one million warrants. Mr. Cagan received 1,000,000 warrants as part of the subordinated notes payable modification. See note 12: Debt for more information. These warrants and those held by Mr. Cagan, totaling 2.5 million warrants, were canceled and reissued in order to extend the maturity date. This resulted in a non-cash expense of $314,623 for the year ended March 31, 2016 and is recorded in Selling, general and administrative in the Consolidated Statement of Operations and Comprehensive Loss. Mr. Cagan converted these warrants in September 2016.

Happy Cellular Services Limited
The majority shareholder and Chairman of Happy Cellular Services Limited ("Happy Cellular"), is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. During the year ended March 31, 2016, MMPL issued three short-term bonds to the majority shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represent the prevailing bank rate at inception. At March 31, 2017 and 2016, $0 and $295,415, representing outstanding principal and interest was past due and recorded as Related party payables in the Consolidated Balance Sheets.

In December 2016, Happy Cellular provided a refundable deposit totaling approximately $294,400 for the Company to increase its volume of immediate payment service transactions. Happy Cellular agents are entitled to a commission for a fixed number of transactions at a fixed rate. Additionally, in January 2017, the Company reached a settlement agreement with Happy Cellular for all receivables and payables. No significant adjustments resulted.

18 - COMMITMENTS AND CONTINGENCIES

SALE OF OFFICE BUILDING
During March 2017, the Company reached an agreement to sell its office building located in Mumbai, India with the co-founder of DPPL and MMPL. The Company has not presented the building as an asset held for sale due to the sale being contingent on the purchaser obtaining financing by July 10, 2017. If this transaction does not consummate, the Company intends to withdraw its plans to sell the building.

PUT LIABILITY - NONCONTROLLING INVESTMENT
In September 2015, the Company entered into a Loan and Security Agreement with Hall Phoenix/Inwood, Ltd., a Texas limited partnership (“Hall”), whereby the Company received $2,000,000, and issued a convertible promissory note (the “Hall Note”) secured by all the assets of the Company and accrues interest at an annual rate of 10% and a maturity date of September 16, 2016. On December 30, 2015, the Company sold to Hall, 450,379 of its shares held in its majority-owned subsidiary DPPL. As consideration, the Hall Note was considered repaid in full.

On December 30, 2015, the Company entered into a Share Purchase Agreement with HALL MOM. Pursuant to the Purchase Agreement, and in satisfaction of a $2,000,000 loan made to the Company by Hall in September 2015, the Company issued and sold 450,379 equity shares of DPPL to HALL MOM. In addition to the debt satisfaction, HALL MOM agreed to return to the Company for cancellation, 1,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock. As part of the Share Purchase Agreement, HALL MOM possessed an option for the Company to buyback its investment for $3,000,000. On March 15, 2016, HALL MOM exercised its option, which required repayment of its investment. In March 2017, the Company made a $1.0 million payment to HALL MOM and issued a $2,000,000 promissory note. As such, the put liability was reclassified to debt at March 31, 2017. See note 12: Debt for more information.

LITIGATION
Reinvention Capital Advisors Co.
In December 2015, Reinvention Capital Advisors Co. ("Reinvention" or “Plaintiff”) filed suit against the Company alleging breach of the financial advisory services agreement and fees associated with the sale of the Company's U.S. Operations. Alleged damages totaled $500,996. In June 2016, the Company reached a settlement for $300,000, of which was paid in full at March 31, 2017.

19 - SALE OF U.S. OPERATIONS

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

As the Company's senior secured promissory note was required to be repaid as a result of the disposal transaction, the relating interest on this debt instrument has been allocated in its entirety to discontinued operations. No other interest has been allocated to discontinued operations. The major classes of line items constituting the after-tax gain on discontinued operations in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2016:

Revenue, net:
Residual portfolios	$1,594,475	(1)
Processing fees	5,880,911	(1)
Other	1,359,496	(1)
Total revenues	8,834,882	(1)
Cost of revenues:
Residual portfolio amortization	263,421	(1)
Processing and other	5,126,216	(1)
Other	385,904	(1)
Total cost of sales	5,775,541	(1)
Gross profit:	3,059,341	(1)
General and administrative expenses
Salaries and wages	1,320,851	(1)
Selling, general and administrative	677,713	(1)
Depreciation and amortization	27,702	(1)
Total general and administrative	2,026,266	(1)
Other income (expense)
Interest expense	(952,940)	(1)
Other	123,992	(1)
Total other income (expense)	(828,948)	(1)
Income tax expense	—	(1)
Gain from discontinued operations, net of tax	$204,127	(1)

(1) - As the Company's U.S. Operations were divested on November 30, 2015, the financial information presented above includes only eight month results for the periods within the current fiscal year.

Senior Credit Facility (Discontinued Operations)
Outstanding balances under the senior credit facility accrue interest at an annual rate of 13.2% , payable monthly in arrears. On August 8, 2014, the facility was amended to extend interest only payments through September 2015; thereafter, principal is payable in monthly installments, plus accrued interest, until maturity in October 2017. The facility required maintaining a minimum of $200,000 in cash and equivalents and meeting certain financial and financial reporting covenants and was returned to the Company when the facility was repaid on November 30, 2015 as part of the sale of its U.S. Operations.

During the years ended March 31, 2017 and 2016, interest expense, exclusive of accretion of debt discount and amortization of loan origination fees, was $0 and $572,088, respectively. For the years ended March 31, 2017 and 2016, amortized debt discount included in interest expense were $0 and $54,167, respectively.

Loan origination fees related to our senior credit facility are amortized through November 30, 2015, the date of the facility was repaid in full, and are included in interest expense.  For the years ended March 31, 2017 and 2016, amortized financing costs included in interest expense were $0 and $144,056, respectively. Additionally, the remaining Deferred Finance Costs totaling $180,070 were written off as of November 30, 2015 and were included in the calculation of Loss on Sale of U.S. Operations. For the years ended March 31, 2017 and 2016, the Company made principal payments on the senior credit facility of $0 and $6,600,000, respectively.

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

As part of the Company's November 30, 2015 sale of its U.S. Operations, $3,000,000 of principal senior promissory notes were assumed by the buyer, $175,000 was converted to CLPI common stock, and the remaining $500,000 of principal was converted to notes directly with MoneyOnMobile, Inc.. These notes have a maturity date of December 31, 2016 with an annual interest rate of 12%. During the year ended March 31, 2017 and 2016, interest expense was $0 and $297,029, respectively.

Warrants, valued at the time of issuance using a Black Scholes valuation model, have been issued in connection with the senior promissory notes as follows:

		Aggregate Fair
	Number	Value at the
Period of Issue (Fiscal Period)	of Warrants	Time of Issuance
Q1 2015	75,000	$60,000
Q2 2015	175,000	140,000
Q3 2015	125,000	82,246
Total - 2015	375,000	$282,246

During the years ended March 31, 2017 and 2016, debt discount accreted into interest expense was $0 and $80,919, respectively. During the years ended March 31, 2017 and 2016, the Company made principal payments on the senior promissory notes of $0 and $4,093,162, respectively. Additionally, the remaining Deferred Finance Costs totaling $394,481 were written off as of November 30, 2015 and were included in the calculation of Loss on Sale of U.S. Operations.

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations for the year ended March 31, 2016.

Cash Flow: major line items
Portfolio Amortization	$432,075
Depreciation and amortization	40,987
Purchases of property and equipment	7,186

20 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of non-cash investing and financing transactions for the fiscal years ended March 31:

	2017	2016
Subordinated debt converted to common stock	$349,351	$1,204,000
Issuance of warrants with debt	32,365	1,944,356
Exchange of warrants with related party	—	314,623
Cancellation of warrants for DPPL shares	—	1,265,553
Cancellation of common stock for DPPL shares	—	602,214
Conversion of preferred stock to common stock	916,536	—
Conversion of preferred stock dividends to common stock	137,480	—
Reclassification of noncontrolling interest to mandatory redeemable financial instrument	4,453,313	—
Reacquisition and retirement of common stock for forgiveness of balances due from distributors	4,346,945	—
Put liability converted to debt	2,000,000	—
Financing costs associated with sale of U.S. Operations	—	1,072,732

The table below provides a summary of cash paid for interest and income taxes for the fiscal years ended March 31:

	2017	2016
Interest paid, net of amounts capitalized	461,335	1,752,324
Income taxes paid	—	—

21 - SUBSEQUENT EVENTS

Sale of Equity Securities

Subsequent to March 31, 2017, the Company issued 839,077 common shares in exchange for advisory services received.

Fund Raising Activities

Subsequent to March 31, 2017, the Company raised $858,000 in exchange for issuing 2,860,002 common shares and warrants to purchase 1,430,000 common shares at a strike price of $0.45.

New Debt Obligations

Subsequent to March 31, 2017, the Company issued a convertible promissory note with a principal balance of $210,000. This note accrues interest at 10% per annum and matures on December 31, 2017. It can be voluntarily converted by the investor at a conversion ratio of $0.25 per common share. Additionally, the Company issued the investor 420,000 warrants in connection with this transaction.

Also, the Company issued two promissory notes with a principal balance of $200,000 and $300,000, each having a one year term. Interest increases during the term from 10% to 17% per annum.

Additional Warrants Issued for Services

Subsequent to March 31, 2017, the Company issued 167,000 warrants relating to consulting services received.

Purchase of Subsidiary Shares Held by Noncontrolling Interest

Subsequent to March 31, 2017, the Company issued 1,600,000 common shares in exchange for 641,028 shares of DPPL, which were held by noncontrolling interests. These shares represented 5.1% of outstanding shares of DPPL at March 31, 2017.

Appointment and Renewal of Directors

On April 6, 2017, the Board of Directors of the Company elected the Honorable Kay Bailey Hutchison and Mr. Karl Power as members of the Board in order to fill the vacant position resulting from the resignation of Shashank Joshi and the Board’s resolution to increase the size of the Board to five members. The Company agreed to issue both new board members a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.4699, the closing price of the Company’s common stock on April 5, 2017. Mr. Power was issued an additional five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.46 for being audit committee chairman.

Existing Board members Jim McKelvey and David Utterback renewed their Board agreements. Mr. McKelvey was issued a five year warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 for being a board member and a five year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.40 for being a member of the audit committee. Mr Utterback was issued a five year warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 for being a board member and an additional five year warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $0.40 for his Board service for the previous year.

Employee Retainer Options

Subsequent to March 31, 2017, the Company issued 1,850,000 incentive stock options to management.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2016, the Company designed and implemented additional internal controls, consisting of new procedures, systems, reconciliations and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of March 31, 2017, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the twelve months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of March 31, 2017. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of March 31, 2017, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports. In addition, the Company was required to restate its previously reported Statement of Cash Flows for the year ended March 31, 2016, which is presented in the Form 10-K filing. Management has concluded that, as of March 31, 2017, the Company did not maintain effective internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Under SEC rules, such attestation is not required for smaller reporting companies.

ITEM 9B OTHER INFORMATION

On April 26, 2017, the Board of Directors approved the promotion of Will Dawson to Chief Operating Officer of MoneyOnMobile, Inc. effective May 1, 2017. He was previously the Company's Executive Vice President of Mobile Money.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors And Executive Officers

The following table lists our directors and executive officers, their respective positions and offices, and the respective dates they were first elected or appointed.

Elected Or
Name	Position And Office	Appointed
Harold H. Montgomery	Director, Chairman of the Board, Chief Executive Officer, and Secretary	April 23, 2010
Scott S. Arey	Chief Financial Officer	October 1, 2013
Will Dawson	Chief Operating Officer	May 1, 2017
David B. Utterback	Director	May 20, 2016
James M. McKelvey	Director	May 23, 2016
Kay Bailey Hutchinson	Director	April 6, 2017
Karl Power	Director	April 6, 2017

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

Business Experience

Harold H. Montgomery, Chairman of the Board, Chief Executive Officer, and Secretary
Mr. Montgomery, age 57, has been our Chairman of the Board, Chief Executive Officer, and Secretary since April 2010.  Since March 2012, Mr. Montgomery has been Chairman of the Board of Digital Payments Processing Limited, a majority-owned subsidiary, and a member of the board of directors of My Mobile Payments Limited (“MoneyOnMobile”), a DPPL affiliate.  A co-founder of the Company in 1987, Mr. Montgomery started ART Holdings, Inc. (“ART”), a merchant payment processing company.  While a full-time employee of ART, Mr. Montgomery led a team doing business under the name “Calpian,” which acquired over 200 ISO merchant processing portfolios between 2003 and 2009.  Mr. Montgomery continues to serve ART as a director and executive officer.  From 1985 to 1987, Mr. Montgomery was employed by Wellington Associates, a Dallas-based investment bank focused on mergers and acquisitions and corporate finance.  In 1983, Mr. Montgomery managed the Dallas Area Rapid Transit Authorization election campaign.

From 2006 - 2016, Mr. Montgomery was a Trustee of the Communities Foundation of Texas, a community chest foundation.  He also is a Trustee of the Caruth Foundation and St. Mark’s School of Texas.  He has served as a board member and president of the Dallas Committee on Foreign Relations and Big Thought, a community education agency.  He is a member of the Council on Foreign Relations located in New York.  Mr. Montgomery was a member of the Young Presidents’ Organization (“YPO”) from 1991 to 2009, and chaired the Florence, Italy YPO University.

Mr. Montgomery has served as an industry expert for the Federal Reserve Bank of Philadelphia Payment Card Center and the U.S. Congress as an expert witness for credit card reform legislation.  He is a widely known industry authority, a speaker at regional and national trade shows and has written over 120 articles for Transaction World Magazine. Mr. Montgomery attended St. Mark’s School of Texas and Stanford University where he received a BA (International Relations) in 1982 and an MBA in 1985. Mr. Montgomery brings to the Board of Directors extensive experience in the payment processing industry.

Scott S. Arey, Chief Financial Officer
Mr. Arey, age 54, was appointed as our Chief Financial Officer (Principal Financial Officer) in October 2013.  From 2009 to 2013, Mr. Arey was Chief Financial Officer and Corporate Secretary of Alsbridge, Inc., a provider of IT sourcing advisory and benchmarking services to C-level executives.  From 2007 to 2009, Mr. Arey was CFO of Journey Education Marketing, a multi-channel software marketer to the K-12 and post secondary academic markets.  Mr. Arey started his career with KPMG Peat

Marwick. Mr. Arey holds a Bachelor of Arts in economics and a Bachelor of Arts (with honors) in public policy from Stanford University.  There are no family relationships between Mr. Arey and any officer or director of the Company.

Will Dawson, Chief Operating Officer
Mr. Dawson, age 45, is the Executive Vice President of MoneyOnMobile. Mr. Dawson has over 20 years of experience in the technology industry. Prior to MoneyOnMobile, Mr. Dawson was the Chief Operating Officer at a MasterCard and Smart Communication joint venture, which created mobile money ecosystems in Asia, the Middle East, Africa and Latin America. Mr. Dawson rolled out mobile money solutions in Turkey with the largest mobile operator and two banks, and in Egypt with the Central Bank of Egypt, a mobile operator, a bank, and a bill payment aggregator. He earned a Bachelor of Science in Mechanical Engineering and a Bachelor of Science in Economics from the University of Pennsylvania, and an MBA from London Business School.

David B. Utterback
Mr. Utterback, age 57, was appointed to our Board of Directors in May 2016. Since 1998, Dr. David B. Utterback has served as a Staff Anesthesiologist at Ocean Springs Hospital, in Ocean Springs, Mississippi, and at Singing River Hospital, in Pascagoula, Mississippi. Dr. Utterback also serves on the board of the American Board of Anesthesiology (since 1991) and on the board of the National Board of Medical Examiners (since 1987). Dr. Utterback holds a B.A. from Dartmouth College, M.D. from University of Illinois College of Medicine, and M.S. in Administrative Medicine from University of Wisconsin.

James M. McKelvey
Mr. McKelbey, age 52, was appointed to our Board of Directors in May 2016. Since July 2009, Jim McKelvey served as a member of the board of directors of Square, Inc., a NYSE traded company known for enabling anyone with a mobile device to accept card payments, a company co-founded by Mr. McKelvey. Since July 2013, Mr. McKelvey served as a Managing Director of SixThirty FinTech Accelerator, LLC, a financial technology accelerator. Since March 2012, Mr. McKelvey served as a General Partner of Cultivation Capital, a venture capital firm. Since January 1990, Mr. McKelvey served in various positions at Mira Smart Conferencing, a digital conferencing company. Mr. McKelvey currently serves on the boards of directors of a number of privately-held companies. Mr. McKelvey holds a B.S. in Computer Science and a B.A. in Economics from Washington University in St. Louis.

Honorable Kay Bailey Hutchison
Kay Bailey Hutchison, age 73, has over 40 years of experience in the public and private sectors. Currently, and from February 2013, Senator Hutchison serves as Senior Counsel in Bracewell LLP's Dallas, Texas office. From 1993 to 2013, she served as a U.S. Senator. She also served as the Ranking Member on the Senate Committee on Commerce, Science and Transportation, as well as the Appropriations Subcommittee for Commerce, Justice and Science. She was the Chairman of the Military Construction Appropriations Subcommittee and served on the Defense Appropriations Subcommittee. Prior to her Senate service, Senator Hutchison was elected Texas State Treasurer in 1990 and to the Texas House of Representatives in 1972. She served in the Texas House until 1976 when she was appointed by President Gerald Ford to serve as Vice-Chairman of the National Transportation Safety Board. In addition to her political career, Senator Hutchison is also a former bank executive, journalist and small business owner. Senator Hutchison holds a Bachelor of Arts degree from the University of Texas at Austin, and a J.D. from the University of Texas School of Law.

Karl Power
Karl Power, age 55. Since November 2015, Mr. Power has served as a Director to the Board of Directors of Excel Corp. (OTCQB: EXCC). Since August 2011, Mr. Power has been Chairman and CEO of Active In Home Therapy, a health care services provider. Between 2001 and 2010, Mr. Power served in various management consultant roles to companies in multiple industries, including in the technology hardware industry, airline industry and online education. Mr. Power has a Masters of Business from University College Dublin and a Management Accountant qualification from the Institute of Management Accountants in London.

Significant Employees

Other than the executive officers named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Affiliations
 Other than ART, CCLLC, CMCP, DPPL, MMPL, SVR, or Payblox and MoneyOnMobile, none of the entities that have employed any of our directors or executive officers over the past five years are affiliated with MoneyOnMobile, Inc..

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

Based on a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% or more of a registered class of our shares that no other reports were required, we believe all parties complied during fiscal year 2017 with the reporting requirements of Section 16(a) of the Exchange Act.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered by our Principal Executive Officer and the two most highly compensated other executive officers whose total compensation exceeds $100,000 for the years ended March 31, 2017 and 2016.  The following information includes the dollar value of base salaries, whether paid or deferred.  No separate compensation was paid to executive officers for their services as members of the Board of Directors.

				Option
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Total
Harold H. Montgomery	2017	$300,000	$75,000	$—	$375,000
Chairman of the Board and Chief Executive Officer	2016	$300,000	$125,000	$608,748	$1,033,748
Scott S. Arey	2017	$225,000	$50,000	$—	$275,000
Chief Financial Officer	2016	$225,000	$75,000	$233,058	$533,058
Will Dawson	2017	$200,000	$—	$132,500	$332,500
Chief Operating Officer	2016	$166,667	$50,000	$124,375	$341,042
(1) – The expense recognized by the Company during the relating fiscal year in accordance with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements with Executive Management

As of the date hereof, we have not entered into employment contracts with our officers, but may do so in the future.

Outstanding Equity Awards
The following table shows certain information concerning outstanding stock options as of March 31, 2017, for our named executive officers.

	Number Of Securities Underlying Options	Option Exercise	Option
Name	Exercisable	Price	Expiration Date
Harold H. Montgomery	1,306,000	$0.50	December 31, 2025 (1)
Harold H. Montgomery	694,000	$0.50	March 4, 2026 (1)
Scott S. Arey	500,000	$0.50	December 31, 2025 (1)
Scott S. Arey	400,000	$1.35	September 18, 2023 (1)
Will Dawson	250,000	$0.70	June 7, 2025 (1)
Will Dawson	250,000	$0.53	November 30, 2026 (1)
(1) – Become void if services are earlier terminated.

Directors’ Compensation

Directors are not separately compensated for their services as board members.

Compensation Committee Interlocks and Insider Participation

In matters involving our directors and their separate interests, only disinterested directors vote.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Beneficial Ownership

Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.  In the following tables, the “Percent Of Class” is based on 64,226,809 issued and outstanding shares of our common stock as of March 31, 2017.

Security Ownership of Certain Beneficial Owners

Unless otherwise indicated, the following table sets forth information as of March 31, 2017, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.

	Number Of Shares Beneficially		Percent
Name And Address Of Beneficial Owner	Owned		Of Class
Mark Houghton-Berry	9,677,461		9.99%	(2)
Surrey, UK GU25 4JS
Laird Q. Cagan	8,234,060		9.99%	(2)
20400 Steven Creek Blvd. #700, Cupertino CA 95014
Fairmount St Investments LP	3,949,702	(1)	5.96%
5648 Hammock Isles Drive, Naples, FL 34119
2003 Charles and Maryanne Smith Family Trust dtd September 25, 2003	3,750,001		5.77%
2720 Jefferson St., Carlsbad, CA 92008

(1) - Comprised of 67% shares of Common Stock and warrants to purchase Common Stock held by Fairmount St. Investments, LP. The remaining 33% of shares and warrants are held by this entity are held by Mr. Utterback and included in his number of shares beneficially owned in the security ownership of management table below.

(2) - Beneficially owned Common Stock include the aggregate number of shares directly owned and shares issuable upon exercise of derivative instruments held by the shareholder. Ownership percentages, however, are representative of beneficial ownership as limited by the 9.99% ownership limitation contained in the derivative instruments held by the respective shareholder.

Security Ownership of Management
The following table sets forth information with respect to the beneficial ownership of our Company by (a) each of our directors and executive officers, and (b) all of our directors and executive officers as a group as of March 31, 2017.

	Number Of Shares Beneficially		Percent
Name Of Beneficial Owner	Owned		Of Class
Harold H. Montgomery	6,096,716	(1)	9.48%
David B. Utterback	2,294,066	(2)	3.50%
Scott Arey	508,334	(3)	0.79%
James M. McKelvey	247,917	(4)	0.38%
Will Dawson	62,500	(5)	0.10%
All Named Executive Officers and Directors as a group (five persons)	9,209,533		14.25%

Greater than 5% Shareholders
Mark Houghton-Berry	9,677,461		9.99%	(6)
Laird Q. Cagan	8,234,060		9.99%	(6)
Fairmount St Investments LP	3,949,702		5.96%
2003 Charles and Maryanne Smith Family Trust dtd September 25, 2003	3,750,001		5.77%

(1) - Comprised of: (i) 917,200 shares directly by Harold Montgomery; (ii) 3,810,000 shares held in an IRA for the benefit of Mr. Montgomery; (iii) 47,242 shares owned by the Molly Ann Montgomery 1995 Trust and 47,242 shares owned by the Philip Graham Montgomery 1997 Trust, trusts for the benefit of Mr. Montgomery’s children for which Mr. Montgomery is trustee; (iv) 150,000 shares owned by Montgomery Investments, L.P. (the “LP”); and (v) 112,500 shares and 12,500 warrants owned by the Montgomery Non-Exempt Marital Trust, under trust dated January 1, 2007, (the “Trust”); (vi) 290,032 shares and 180,000 warrants owned by 4M Land & Cattle Company, Inc.; (vii) 30,000 shares for the benefit of a 3rd party but where Mr. Montgomery is the trustee and possesses voting rights; (viii) 500,000 options of the Company. Mr. Montgomery is a limited partner in the LP.  The general partner of LP is a member of Mr. Montgomery’s immediate family.  Mr. Montgomery may be deemed a remainderman of the Trust and may be deemed to share investment control over the shares held by the Trust.  Mr. Montgomery disclaims beneficial ownership of all of the foregoing securities except to the extent of his pecuniary interest therein.

(2) - Comprised of: (i) a warrant to purchase 50,000 shares of Common Stock, (ii) warrants to purchase an aggregate of 269,215 shares of Common Stock held by David B. Utterback Revocable Trust dtd May 20, 2013 of which Mr. Utterback is Trustee; (iii) 1,683,334 shares of Common Stock held by Fairmount St. Investments, LP, an entity of which Mr. Utterback is a 33% beneficial ownership; and (iv) warrants to purchase an aggregate of 4,241,219 shares of Common Stock also held by Fairmount St. Investments, LP.

(3) - Comprised of: (i) 33,334 shares directly held by Scott Arey; (ii) 25,000 shares issuable upon exercise of immediately exercisable warrants beneficially owned by Mr. Arey; and (iii) 450,000 shares issuable upon exercise of immediately exercisable options.

(4) - Comprised of: (i) 206,250 shares issuable on exercise of immediately exercisable warrants beneficially owned by Mr. McKelvey and (ii) 41,667 shares of common stock issuable upon conversion of the face amount of the Series D Convertible Preferred Stock.

(5) - Comprised of: (i) 62,500 shares issuable upon exercise of immediately exercisable options.

(6) - Beneficially owned Common Stock include the aggregate number of shares directly owned and shares issuable upon exercise of derivative instruments held by the shareholder. Ownership percentages, however, are representative of beneficial ownership as limited by the 9.99% ownership limitation contained in the derivative instruments held by the respective shareholder.

Equity Compensation Plan Information

The information under the caption “Shares Authorized For Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Annual Report is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Support Services and Advances
ART has provided the Company, since its startup period, with certain support services.  It has been verbally agreed that payment for these services would accrue interest-free and be paid at a future date to be agreed on by the parties.  At March 31, 2017 and 2016, amounts due to ART were $190,511 and $208,181, respectively, and is included in ‘Related party payables’ in the Company’s consolidated balance sheet.

Cagan McAfee Capital Partners, LLC
On January 1, 2011, the Company signed a two year management advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”), an investment company owned and controlled by Laird Q. Cagan, a member of our Board of Directors and a significant shareholder.  The nonexclusive agreement provides for CMCP advising the Company on an array of financial and strategic matters and provides for the services of Mr. Cagan as a member of our Board.  Pursuant to the agreement, CMCP is to be paid $14,500 plus expenses each month as available cash flow permits. On December 10, 2013, the agreement was extended through December 2015 and shall continue month-to-month beyond that date and is thereafter terminable by either party with 30 days notice. Under the terms of the extension, interest is to accrue beginning January 1, 2013 on unpaid balances at the rate of 12% per annum.  The amounts due, including interest, to CMCP were [$535,630] and $535,630 as of March 31, 2017 and 2016, respectively.

Happy Cellular Services Limited
The majority shareholder of Happy Cellular, is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. During the year ended March 31, 2016, MMPL issued three short-term bonds to the majoiry shareholder of Happy Cellular totaling approximately $450,000. These debt instruments have an interest rate of 15.3%, which represents the prevailing bank rate at inception. At March 31, 2017 and 2016, $0 and $295,415, representing outstanding principal and interest was past due.

Financing and Equity Transactions

Cagan McAfee Capital Partners, LLC / Cagan Capital, LLC / Laird Cagan

Cagan McAfee Capital Partners, LLC (“CMCP”) is an investment company owned and controlled by Laird Cagan, a former member of our Board of Directors and a significant shareholder.  The amounts due, including interest, to CMCP totaled $761,805 as of March 31, 2017 and 2016, respectively.

In 2011, Cagan Capital, LLC (“CCLLC”), an entity owned and controlled by Mr. Cagan, purchased $1.0 million of our subordinated notes payable and warrants to purchase up to 500,000 shares of our common stock at $1.00 per share on a cashless basis.  During the year ended March 31, 2016, these warrants were exchanged and reissued with extended maturity dates. In connection with the extension of the maturity date of the subordinated notes in 2012, CCLLC was issued an additional 71,233 warrants to purchase shares of our common stock at $2.00 per share.  There were no subordinated debt principal payments in 2017 or 2016 and interest paid at 12% per annum totaled $0 in 2017 and $0 in 2016.

At March 31, 2017, the Company has two promissory notes due to Mr. Cagan. The first, is a $727,000 principal amount with a 12% interest rate per annum, which may be converted to common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. No principal payments were made during fiscal year March 31, 2017. Interest payments made during the year ended March 31, 2017 totaled $29,091. The second promissory notes is non-convertible and has a principal amount of $162,137 with a 12% interest rate per annum. Interest paid totaled $0 as of March 31, 2017.

In March 2016, the Company executed an one year advisory agreement with Mr. Cagan and issued one million warrants. Additionally, Mr. Cagan received 1,000,000 warrants as part of its subordinated notes payable modification. These warrants and those held by Mr. Cagan, totaling 2.5 million warrants, were canceled and reissued in order to extend the maturity date. This resulted in a non-cash expense of $314,623 for the year ended March 31, 2016. Mr. Cagan converted these warrants to shares of common stock in September 2016.

Board of Directors

At March 31, 2017, the Company has three persons serving as directors on our Board of Directors: Harold H. Montgomery, David B. Utterback, and James M. McKelvey.  Pursuant to our Bylaws, our directors are elected at the annual meeting of our shareholders and, once appointed, serve until their successors are elected and qualified, until their prior death, resignation, or until removed from office in accordance with our Bylaws.  Our Bylaws provide that the number of directors on our Board of Directors shall be fixed and changed from time to time by resolution of our Board of Directors or by the vote of our shareholders.

Because our common stock currently is not traded on any national securities exchange or other major trading system, we are not subject to any standards regarding the “independence” of our directors.  However, James M. McKelvey is “independent” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market.

On April 6, 2017, the Board of Directors elected the Honorable Kay Bailey Hutchison and Mr. Karl Power as members of the Board in order to fill the vacant position resulting from the resignation of Shashank Joshi and the Board’s resolution to increase the size of the Board to five members.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time as it deems appropriate.  The Company has established three committees: audit, compensation, and nomination and governance. In matters involving our directors and their separate interests, only disinterested directors vote.

	Audit		Compensation	Nomination and Governance
Harold Montgomery				X
David Utterback
Jim McKelvey	X		X	X
Kay Bailey Hutchinson				X
Karl Power	X	(1)	X

(1) - Mr. Karl Power serves as the Company's “audit committee financial expert” as defined by applicable SEC rules.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Liggett & Webb P.A., our independent registered public accounting firm.

	2017	2016
Audit fees (1)	$205,000	$195,000
Audit-related fees	27,500	40,000
Tax fees	—	—
All other fees	—	—
Total fees	$232,500	$235,000

(1) – These amounts represent fees for the audit of our annual financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the year such as review of documents filed with the SEC.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board.  Our Board of Directors pre-approved all services, audit and non-audit, provided for fiscal year ended March 31, 2017 and 2016.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

Consolidated Balance sheets as of March 31, 2017 and 2016
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016 (Restated)
Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended March 31, 2017 and 2016

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

MONEYONMOBILE, INC.
(Registrant)

July 6, 2017	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director, Chairman of the Board,
/s/ Harold H. Montgomery	Chief Executive Officer, and	July 6, 2017
Harold H. Montgomery	Secretary
(principal executive officer)

Chief Executive Officer, and
/s/ Harold H. Montgomery	Secretary	July 6, 2017
Harold H. Montgomery	(principal executive officer)

Chief Financial Officer
/s/ Scott S. Arey	(principal financial	July 6, 2017
Scott S. Arey	officer)

/s/ Kay Bailey Hutchinson	Director	July 6, 2017
Kay Bailey Hutchinson

/s/ David B. Utterback	Director	July 6, 2017
David B. Utterback

/s/ James M. McKelvey	Director	July 6, 2017
James M. McKelvey

/s/ Karl Power	Director	July 6, 2017
Karl Power

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1

	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
	4.22	Share purchase agreement with HALL MOM, LLC	10-K	August 19, 2016	4.22
	4.23	Promissory note to HALL MOM, LLC *
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
(21)	List of Subsidiaries
	21.1	List of subsidiaries *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.