Form 10-Q
period 2017-06-30
MoneyOnMobile, Inc.
filed 2017-08-14
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of August 10, 2017 was 71,648,770.

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

PART I
ITEM 1    FINANCIAL STATEMENTS

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,256,758	$2,164,993
Due from distributors (Due from Related party: $106,503 and $106,109 as of June 30 and March 31, 2017)	600,317	327,535
Advances to aggregators	307,315	396,399
Other current assets	824,367	925,968
Total current assets	3,988,757	3,814,895
Property and equipment, net	3,414,719	3,483,520
Goodwill	12,561,183	12,508,791
Other intangible assets, net	4,198,508	4,286,938
Other non-current assets	367,078	366,979
Total assets	$24,530,245	$24,461,123
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$2,088,715	$1,769,667
Accrued liabilities	3,577,983	2,589,070
Related party payables	2,338,445	2,037,797
Current portion of long-term debt, net	9,992,245	9,508,025
Advances from distributors	2,534,059	2,108,645
Preferred stock dividends	239,375	186,438
Mandatory redeemable financial instruments - current portion	2,564,219	3,010,254
Total current liabilities	23,335,041	21,209,896
Long-term debt	1,951,394	1,970,965
Mandatory redeemable financial instruments - long-term	1,384,779	1,443,059
Other non-current liabilities	106,459	106,046
Total liabilities	26,777,673	24,729,966
Commitments and contingencies (See Note 18)
Preferred stock Series D, $0.001 par value; 2,142 shares authorized, 1,356 and 1,356 shares issued and outstanding as of June 30 and March 31, 2017, respectively	1,225,000	1,225,000
Shareholders' (Deficit)
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and 2,530 shares issued and outstanding as of June 30 and March 31, 2017, respectively	3	3
Common stock, $0.001; 200,000,000 shares authorized, 64,625,694 and 64,069,666 shares issued and outstanding as of June 30 and March 31, 2017, respectively	64,626	64,070
Stock subscribed 6,177,879 and 157,143 shares issued and outstanding as of June 30 and March 31, 2017, respectively	6,178	157
Additional paid-in capital	52,784,078	49,550,769
Accumulated deficit	(53,434,079)	(50,102,952)
Cumulative other comprehensive loss	(1,078,240)	(1,080,141)
Total MoneyOnMobile, Inc. shareholders’ (deficit)	(1,657,434)	(1,568,094)
Noncontrolling interest	(1,814,994)	74,251
Total shareholders' (deficit)	(3,472,428)	(1,493,843)
Total liabilities and shareholders' (deficit)	$24,530,245	$24,461,123
See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
Revenues, net	$1,211,095	$1,409,395
Cost of revenues	513,293	664,126
Gross profit	697,802	745,269
General and administrative expenses
Salaries and wages	940,021	756,318
Selling, general and administrative	3,071,074	1,856,475
Depreciation and amortization	153,338	194,146
Total general and administrative	4,164,433	2,806,939
Operating loss	(3,466,631)	(2,061,670)
Other income (expenses)
Interest expense	(552,692)	(375,942)
Other	(12,295)	—
Total other income (expenses)	(564,987)	(375,942)
Loss from operations, before income tax	(4,031,618)	(2,437,612)
Income tax benefit (expense)	—	—
Net loss	(4,031,618)	(2,437,612)
Preferred stock dividends	(52,937)	—
Net loss attributable to common stockholders	(4,084,555)	(2,437,612)
Net loss attributable to noncontrolling interest	(753,428)	(702,025)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(3,331,127)	$(1,735,587)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	34,117	(428,503)
Total comprehensive loss	$(4,050,438)	$(2,866,115)
Comprehensive loss attributable to:
Noncontrolling interest	(735,913)	(819,863)
MoneyOnMobile, Inc. shareholders	(3,314,525)	(2,046,252)
Net loss per share	$(0.06)	$(0.05)
Net loss per share attributable to MoneyOnMobile, Inc. shareholders, basic and diluted	$(0.05)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	65,549,829	50,871,532

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(4,031,618)	$(2,437,612)
Adjustments to reconcile net loss to cash used in operating activities
Subordinated note discount amortization and other	179,765	172,884
Depreciation and amortization	153,338	194,146
Stock based compensation	456,344	—
Equity awards issued for services	810,446	520,791
Changes in operating assets and liabilities:
Due from distributors	(272,782)	94,864
Other assets	190,586	897,261
Related party payables	300,648	46,020
Accounts payable and accrued liabilities	1,308,375	(961,319)
Advances from distributors	425,414	(1,274,055)
Net cash (used in) operating activities	(479,484)	(2,747,020)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,523)	(56,839)
Net cash (used in) investing activities	(5,523)	(56,839)

FINANCING ACTIVITIES
Payments on notes payable and bank loan	(420,692)	(16,226)
Payments to acquire noncontrolling interest	(520,048)	(268,653)
Borrowings on senior and subordinate notes	700,000	—
Issuance of common stock and warrants	858,000	—
Issuance of preferred stock, Series E for cash	—	3,871,535
Net cash provided by financing activities	617,260	3,586,656
Foreign currency effect on cash flows	(40,488)	(63,270)
Net change in cash and cash equivalents	91,765	719,527
Cash and cash equivalents at beginning of period	2,164,993	2,119,794
Cash and cash equivalents at end of period	$2,256,758	$2,839,321
Supplemental disclosures (Note 14)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
For the three months ended June 30, 2017

	Preferred Stock - Series E		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2017	2,530	$3	64,069,666	$64,070	157,143	$157	$49,550,769	$(50,102,952)	$74,251	$(1,080,141)	$(1,493,843)
Issuance of common stock for cash	—	$—	—	$—	2,860,002	$2,860	$855,140	$—	$—	$—	$858,000
Warrants issued for services	—	$—	—	$—			$494,371	$—	$—	$—	$494,371
Stock issued for services	—	$—	556,028	$556	185,000	$185	$315,334	$—	$—	$—	$316,075
Stock-based compensation - options	—	$—	—	$—	—	$—	$456,344	$—	$—	$—	$456,344
Preferred dividends - series D	—	$—	—	$—	—	$—	$(52,937)	$—	$—	$—	$(52,937)
Redeemable purchase of noncontrolling interest	—	$—	—	$—	—	$—	$245,555	$—	$(242,474)	$(3,081)	$—
Purchase of subsidiary shares from noncontrolling interest	—	$—	—	$—	2,975,734	$2,976	$919,502	$—	$(910,858)	$(11,620)	$—
Net loss	—	$—	—	$—	—	$—	$—	$(3,331,127)	$(753,428)	$—	$(4,084,555)
Foreign currency translation adjustment	—	$—	—	$—	—	$—	$—	$—	$17,515	$16,602	$34,117
Balance, June 30, 2017 (unaudited)	2,530	$3	64,625,694	$64,626	6,177,879	$6,178	$52,784,078	$(53,434,079)	$(1,814,994)	$(1,078,240)	$(3,472,428)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2017. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(4,031,618) for the three months ended June 30, 2017 and $(13,095,503) for the fiscal year ended March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to expand its mobile payment and ATM processing operations in India. Management believes that its operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain sufficient external financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

Intangible Assets
Intangible assets consist of software (excluding computer software), customer lists, trademarks, distributor contracts and domain names acquired through business combinations, or consists of software developed or obtained for internal use, as well as software intended for resale. Costs to develop internal use computer software during the application development stage are capitalized on a per project basis and are amortized on a straight line basis over its useful life. Capitalized costs for internally developed software during the thee months ended June 30, 2017 and 2016 totaled $0 and $44,714, respectively.
Costs for software developed for resale are expensed as incurred until technological feasibility is established, capitalized once technological feasibility occurs, including costs for coding and testing, and expensed once the software is available for release to customers. Capitalized costs for software available for sale are amortized over the greater of the amounts computed for the (1) expected revenue to total anticipated revenue or (2) straight line basis over its estimated useful life. Capitalized costs for software developed for resale during the three months ended June 30, 2017and 2016 totaled $0 for both periods.
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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three months ended June 30, 2017 or 2016.

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

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of June 30, 2017 and March 31, 2017, advances from distributors was $2,534,059 and $2,108,645, respectively.

Revenue from the above services and transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Advertising
Advertising costs are expensed as incurred.  During the three months ended June 30, 2017 and 2016, advertising expense was $114,878 and $$43,143, respectively.

Operating Lease Expense
Rental expense, consisting primarily of office rent for our Corporate office in Dallas, Texas and satellite offices in India, totaled $46,831 and $66,774 during the three months ended June 30, 2017 and 2016, respectively.

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

3 - PROPERTY AND EQUIPMENT

At June 30, and March 31, 2017, property and equipment consisted of:

	June 30, 2017	March 31, 2017
Building	$3,719,483	$3,744,261
Equipment	262,013	274,994
Furniture and fixtures	29,697	18,986
Subtotal	4,011,193	4,038,241
Less accumulated depreciation	(596,474)	(554,721)
Property and equipment, net	$3,414,719	$3,483,520

For the quarter ended June 30, 2017 and 2016, depreciation expense was $41,573 and $62,624, respectively.

4 - VARIABLE INTEREST ENTITIES

My Mobile Payments Limited
No direct investment was made by the Company to MMPL during the three months ending June 30, 2017.

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. During the three months ended June 30, 2017, the Company paid $520,048 to the co-founder to acquire 40,000 shares of MMPL and 74,500 shares of DPPL, and are being held in escrow until all the payments have been made. See Note 8: Mandatory Redeemable Financial Instruments for detail of payment schedule for the Company's purchase of the remaining shares held by the co-founder at June 30, 2017.

Net loss and comprehensive loss are attributed to controlling and noncontrolling interests. We elected to utilize a weighted average value calculation based on relative ownership interest of DPPL. For the three months ended June 30, 2017 and 2016, the allocation of MoneyOnMobile to our controlling interest was 76.4% and 72.5%, respectively.

During the three months ended June 30, 2017 and 2016, the Company paid $520,048 and $0, respectively, to acquire shares of DPPL and MMPL from Noncontrolling interest.

The following table presents the Net Loss of Subsidiaries Attributable to MoneyOnMobile and Transfers (to) from Noncontrolling Interests during the three months ended June 30, 2017:

Net loss attributable to MoneyOnMobile shareholders for the three months ended June 30, 2017	$(3,331,127)
Transfers (to) from the noncontrolling interest
Increase in paid-in capital for conversion of DPPL common shares to MoneyOnMobile, Inc. common shares	910,858
Increase in paid-in capital for purchase of DPPL and MMPL common shares from Noncontrolling interests	242,474
Net Transfers (to) from noncontrolling interest	1,153,332
Change from net loss attributable to MoneyOnMobile shareholders and transfers (to) from noncontrolling interests for the three months ended June 30, 2017	$(2,177,795)

5 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2017	$12,508,791
Net foreign exchange movement	52,392
Carrying value at June 30, 2017	$12,561,183

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	June 30, 2017	March 31, 2017
Customer lists	$1,209,202	$1,204,724
Software development costs	1,588,208	1,582,327
Trademarks	30,272	30,160
Contracts	86,544	86,229
	2,914,226	2,903,440
Less accumulated amortization	(2,114,830)	(2,003,065)
Total	$799,396	$900,375

For the three months ended June 30, 2017 and 2016, the weighted average amortization period is approximately 5 years. For the three months ended June 30, 2017 and 2016 amortization expense was $111,765 and $131,522, respectively.

Other intangible assets not subject to amortization consisted of the following:

	June 30, 2017	March 31, 2017
License	$2,439,720	$2,430,686
Trade name	949,392	945,877
Domain names	10,000	10,000
Total	$3,399,112	$3,386,563

The License held from the Reserve Bank of India meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal, which Management will continuously pursue.

7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2017	March 31, 2017
Interest payable	$1,134,938	$930,997
Wages and benefits	370,475	332,980
Foreign statutory fees	394,148	205,726
Bank overdraft	44,886	154,333
Vendor payments	1,633,536	965,034
Total	$3,577,983	$2,589,070

8 - MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. The fair value of the forward contract at inception totaled $4,941,040. During the three months ended June 30, 2017, the Company paid $520,048 and the remaining liability, net of fair value discount, at June 30, 2017 totaled $3,948,998. Shares purchased are being held in escrow until all the payments are made. Also, $12,295 was expensed relating to the accretion of the fair value discount during the three months ended June 30, 2017.

The following table provides a reconciliation of the activity for the three months ended June 30, 2017 to the amounts recorded in the consolidated balance sheet:

Total mandatory redeemable financial instruments	$4,596,822
Fair value discount	(143,509)
Total mandatory redeemable financial instruments, net at March 31, 2017	4,453,313
Accretion of fair value discount	12,295
Net foreign exchange movement	3,438
Less payments	(520,048)
Total mandatory redeemable financial instruments, net at June 30, 2017	3,948,998
Less mandatory redeemable financial instruments - current portion	2,564,219
Mandatory redeemable financial instruments - long term portion	$1,384,779

Purchase commitment schedule for the Company acquiring the following shares:

	MMPL	DPPL	Total
For the quarter ended September 30, 2017	$982,838	$278,665	$1,261,503
For the quarter ended December 31, 2017	669,524	256,244	925,768
For the quarter ended March 31, 2018	—	307,493	307,493
For the quarter ended June 30, 2018	—	307,493	307,493
For the quarter ended September 30, 2018	—	307,493	307,493
For the quarter ended December 31, 2018	—	307,493	307,493
For the quarter ended March 31, 2019	—	307,493	307,493
For the quarter ended June 30, 2019	—	307,493	307,493
For the quarter ended September 30, 2019	—	49,103	49,103
Remaining share purchase commitment at June 30, 2017	$1,652,362	$2,428,970	$4,081,332

9 - DEBT

Long term debt consisted of the following:

	June 30, 2017	March 31, 2017
Convertible subordinated notes payable	$3,110,000	$2,900,000
Notes payable and promissory notes	4,404,388	4,066,595
Building mortgage	2,017,697	2,040,802
Unsecured credit facility	2,746,491	2,974,000
Total	12,278,576	11,981,397
Less: debt discount	(334,937)	(502,407)
	11,943,639	11,478,990
Less: current portion	(9,992,245)	(9,508,025)
Long term debt	$1,951,394	$1,970,965

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

In March 2016, the Company extended the maturity date on its remaining subordinated notes from December 31, 2016 to December 31, 2017. As part of this agreement, the Company issued to debt holders 3,200,000 warrants, which possessed an aggregate fair value of $1,267,817 at issuance using the Black-Scholes valuation model. 1,000,000 of these warrants were subsequently canceled prior to March 31, 2017 and reissued with an extended maturity date.

In May 2017, the Company entered into a Securities Purchase Agreement, whereby the Company issued and sold to an investor, a Convertible Promissory Note with a principal sum of $210,000, 420,000 warrants to purchase shares of common stock and 85,000 restricted common shares. This note bears interest at 10% per annum and has a maturity date of December 31, 2017. At any time after the issuance date, the holder can convert any portion of the original principal amount and interest at a conversion price of $0.25 per share. The Company received $200,000 in cash proceeds.

For the three months ended June 30, 2017 and 2016, amortized debt discount included in interest expense totaled $167,470 and $172,884, respectively. During the three months ended June 30, 2017 and 2016, the Company made principal payments of $0 and $0, respectively on these convertible subordinated notes payable.

Notes Payable and Promissory Notes
In April 2016, and in connection with the Company's sales of its U.S. Operations, the Company issued two promissory notes. First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possessed an interest rate of 12% per annum payable monthly, matures on December 31, 2017. Second, the Company issued the buyer of its U.S. Operations, a $675,000 note in exchange for the buyer waiving any claims for breach of the Purchase Agreement between the buyer and the Company. The Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment. Lastly, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of the U.S. Operations that was not included as part of the sale of U.S. Operations at March 31, 2016. These loans have a maturity date of December 31, 2017. During the three months ended June 30, 2017 and 2016, the Company made principal payments of $12,446 and $16,226, respectively.

In June 2015, MMPL obtained a $60,000 loan from Bajaj Finserv with an interest rate of 19% per annum payable monthly with a maturity date in May 2018. During December 2016, MMPL obtained an additional $30,000 from Bajaj Finserv. During the three months ended June 30, 2017 and 2016, the Company made principal payments of $30,738 and $0, respectively.

In March 2017, the Company executed a $2,000,000 promissory note to HALL MOM, LLC., a Texas limited liability company (“HALL MOM"). This note possesses an interest rate of 10% per annum payable monthly from March through May 2017, and 15% annum thereafter. The maturity date is December 31, 2017. Principal payments are due each month at a minimum of $50,000 beginning April 1, 2017. During the three months ended June 30, 2017 and 2016, the Company made principal payments of $150,000 and $0, respectively.

In May 2017, the Company issued a Secured Promissory Note with a principal sum of $200,000 and matures after twelve months. Interest accrues at 10% per annum, and increases to 13% per annum in December 2017 and increases an additional 1% each month afterward until maturity. The Company received $200,000 in cash proceeds.

In June 2017, the Company issued a Secured Promissory Note with a principal sum of $300,000 and matures after twelve months. Interest accrues at 10% per annum, and increases to 13% per annum in January 2018 and increases an additional 1% each month afterward until maturity. The Company received $300,000 in cash proceeds.

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

In March 2017, MMPL amended its December 2016 loan agreement with YES BANK Limited, which extended the unsecured credit facility from $1.5 million to $3.0 million. As part of the amendment, a MoneyOnMobile, Inc. shareholder provided the lender with an additional $2.0 million standby letter-of-credit to the lender as collateral. No other terms of the original Loan Agreement were changed. During the three months ended June 30, 2017 and 2016, the Company made principal payments of $227,508 and $0, respectively. The unused line of credit at June 30, 2017 was approximately $253,508.

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

Common Stock
During the three months ended June 30, 2017 and 2016, the Company issued shares of its common stock as follows:

	2017			2016
	Shares		Amount	Shares	Amount
Issuance of common stock for cash	2,860,002	(1)	$858,000	—	$—
Issuance of common stock for services	741,028	(1)	316,075	498,707	214,340

(1) - Shares total includes certain subscribed stock.

Convertible Preferred Stock - Series D
During the three months ended June 30, 2017 and 2016, the Company issued 0 and 1,542 shares, respectively, of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 0 and 385,384 shares, respectively, of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $0 and $$1,542,000, respectively, in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii) Company common stock at the not yet determined equity raise per share value. During the three months ended June 30, 2017 there was no conversion of shares of Series D Preferred. At June 30 and March 31, 2017, outstanding cumulative preferred dividends totaled $239,375 and $186,438, respectively.

Warrants
At June 30, 2017, and in connection with financing activities and service agreements, 20,919,804 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.67 weighted average) are outstanding and expire during the fiscal years as follows: 750,660 in 2019; 2,501,197 in 2020; 1,451,619 in 2021; 6,098,345 in 2022; 6,342,983 in 2023; and 3,775,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

The following table summarizes the changes in warrants for during the three months ended June 30, 2017.

Outstanding at March 31, 2017	17,852,803
Granted	3,117,001
Exercised	—
Expired/canceled	(50,000)
Outstanding at June 30, 2017	20,919,804

For the three months ended June 30, 2017 the Company granted the following warrants:

Issued for services	1,267,000
Issued for common stock for cash	1,430,001
Issued for debt issuance	420,000
Total	3,117,001

We estimate the fair value of warrant granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion. Warrants issued for services included in selling, general and administrative expenses was $494,371 and $306,451 for the three months ended June 30, 2017 and 2016, respectively.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the three months ended June 30, 2017 and 2016:

	2017	2016
Risk-free interest rates	1.87%	1.34%
Expected volatility	95.19%	100.76%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

During the three months ended June 30, 2017 and 2016, the Company awarded 1,850,000 and 0 incentive stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $456,344 and $0 for the three months ended June 30, 2017 and 2016. Options with a weighted-average exercise price of $0.59 per share for 5,930,000 common shares were outstanding at June 30, 2017.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at June 30, 2017 and 2016 totaled $0 and $566,000, respectively.  At June 30, 2017, outstanding options are fully vested and the weighted-average remaining contractual term was 8.1 years; however, if services are earlier terminated, 5,930,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	2017	2016
Risk-free interest rates	1.89%	1.74%
Expected volatility	96.99%	103.05%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the three months ended June 30, 2017.

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,080,000	$0.70
Granted	1,850,000	$0.34
Exercised	—
Forfeited	—
Outstanding at June 30, 2017	5,930,000	$0.59

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

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of June 30, 2017 and 2016 are:

	2017	2016
Warrants	20,919,804	22,469,455
Stock options	5,930,000	3,480,000
Convertible subordinated notes	3,110,000	3,200,000
Convertible preferred stock	4,235,977	5,034,634
Total	34,195,781	34,184,089

12 - RELATED PARTIES

Support Services and Advances
ART Holdings has provided the Company with certain services, with outstanding payments being interest-free.  At June 30 and March 31, 2017, amounts due to ART totaled $190,511 for both periods, and is included in Related party payables in the condensed consolidated balance sheets.

Cagan McAfee Capital Partners, LLC / Cagan Capital, LLC / Laird Cagan
Cagan McAfee Capital Partners, LLC (“CMCP”) is an investment company owned and controlled by Laird Cagan, a former member of our Board of Directors and a significant shareholder.  The amounts due, including interest, to CMCP totaled $761,805 as of June 30 and March 31, 2017, and is recorded in Related party payables in the condensed consolidated balance sheets.

At June 30, 2017, the Company has two promissory notes due to Mr. Cagan. The first, is a $727,000 principal amount, which may be converted to common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. The second promissory notes is non-convertible and has a principal amount of $162,137. No principal or interest payments were made during the three months ended June 30, 2017. See note 9: Debt for more information.

Happy Cellular Services Limited
The majority shareholder and Chairman of Happy Cellular Services Limited ("Happy Cellular"), is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile.

Happy Cellular has provided refundable deposits totaling approximately $619,000 at June 30, 2017 for the Company to increase its volume of immediate payment service transactions. Happy Cellular agents are entitled to a commission for a fixed number of transactions at a fixed rate.

13 - COMMITMENTS AND CONTINGENCIES

The Company possesses certain redemption commitments related to its outstanding Series D Preferred Stock. See Note 10 - Capital Stock for additional information.

14 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of significant non-cash investing and financing transactions for the three months ended June 30, 2017 and 2016.

	2017	2016
Exchange of common stock to acquire subsidiary shares from noncontrolling interest	$922,478	$—

The table provides a summary of cash paid for interest and income taxes for the three months ended June 30, 2017 and 2016:

	2017	2016
Interest paid, net of amounts capitalized	$32,738	$26,244
Income taxes paid	—	—

15 - SUBSEQUENT EVENTS

Sale of Equity Securities

Subsequent to June 30, 2017, the Company issued 157,407 common shares for settlement of accounts payable. Also, 521,123 warrants having a strike price of $0.01 were exercised.

Fund Raising Activities

Subsequent to June 30, 2017, the Company raised $50,000 in exchange for issuing 166,667 common shares and warrants to purchase 83,333 common shares at a strike price of $0.45.

New Debt Obligations

Subsequent to June 30, 2017, Company issued a promissory note with a principal balance of $200,000, having a one year term. Interest increases during the term from 10% to 17% per annum.

Employee Retainer Options

Subsequent to June 30, 2017, the Company issued 225,000 incentive stock options to management.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
MoneyOnMobile is a mobile money service provider allowing Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality.
Revenues, net decreased by $(0.2) million or (14.1)% in 2017 compared to 2016. Gross Profit decreased by $(47.5) thousand or (6.4)% in 2017 compared to 2016. Gross Margin percentage increased to 57.6% in 2017 from 52.9% in 2016.

RESULTS OF OPERATIONS
For the quarter ended June 30, 2017 compared to the prior year quarter ended June 30, 2016:

	2017	2016
	(unaudited)	(unaudited)
Revenues, net:	$1,211,095	$1,409,395
Cost of sales:	513,293	664,126
Gross profit:	697,802	745,269

Net loss	$(4,031,618)	$(2,437,612)

Revenues in 2017 were lower than in 2016 by $(0.2) million or (14.1)% due to decreases in monthly customer base and lower volume of usage by existing consumers as a result of the India governments demonetization policy initiated in early November 2016.  Additionally, in 2017 the Company has generated more revenues from domestic remittance service, which possess a higher profit margin than other services. As a result gross profit percentage was 57.6% in 2017 compared to 52.9% in 2016. General and administrative costs increased by $1.4 million or 48.4% compared to 2016 due to higher fund raising costs and employee incentives for stock options.
Additionally, the Company incurred interest expenses of $0.6 million and $0.4 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(3.3) million, or $(0.05) per share in 2017 compared to $(1.7) million, or $(0.03) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from financing activities such as various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. To date we have successfully navigated the complexities of capital raising activities in order to fund operations. The following discussion highlights changes in our debt and equity structure as well as our cash flow activities and the sources and uses of funds during the three months ended June 30, 2017 and 2016.
As of June 30, 2017, our liquidity was $2.3 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and subsidiary common stock purchase commitments. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(0.5) million in 2017 compared to net cash used of $(2.7) million in 2016. Net loss from continuing operations in 2017 was $(4.0) million compared to $(2.4) million in 2016. A large component of the change, representing $2.3 million of the decrease to cash used in operating activities was due to increase in cash provided from operating assets and liabilities. Also, in 2017 the Company incurred more in non-cash expenses due to issuance of equity awards for services and stock based compensation to employees, totaling $0.8 million and $0.5 million, respectively, compared to $0.5 million and $0.0 million, respectively, in 2016.
Net cash used in investing activities was $(5.5) thousand in 2017 compared to $(56.8) thousand in 2016. Activity in 2017 and 2016, was for purchases of property and equipment.
Net cash provided by financing activities was $0.6 million in 2017 and $3.6 million in 2016. In 2017, the Company continued to fund operations through its financing activities, successfully raising $0.7 million. The Company also received proceeds of $0.9 million through the issuance of common stock and warrants. These proceeds were offset by $(0.4) million of notes payable and bank loan payments and $(0.5) million to acquire additional shares of its subsidiaries: DPPL and MMPL. In 2016, the Company made debt payments totaling $(16.2) thousand and paid ($0.3) million for shares of its consolidated subsidiary shares held by non-controlling interest. Also, in 2016, the Company received $3.9 million for issuance of Series E preferred stock.
Going Concern
Our independent auditors included an explanatory paragraph in their report in the SEC Form 10-K for the fiscal year ended March 31, 2017 financial statements regarding concerns about our ability to continue as a going concern. Additionally, our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Their assessment is a result of our recurring operating losses and the continuing and immediate need for capital raising to fund operations. Management believes it has created and is executing on a viable plan that has the capability of eliminating the threat to continuation of our business. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2017, the Company designed and implemented additional internal controls, consisting of new procedures and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of June 30, 2017, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of June 30, 2017. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of June 30, 2017, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports. Management has concluded that, as of June 30, 2017, the Company did not maintain effective internal control over financial reporting.
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

On March 10, 2017, the Company and Hall MOM, LLC released respective signatures to a settlement agreement and release (“Hall Settlement Agreement”) dated March 1, 2017. Pursuant to the Hall Settlement Agreement, the parties shall instruct their attorneys to file a stipulation of dismissal with prejudice of the suit upon the Company’s payment in full of all obligations under the Hall Settlement Agreement. At June 30, 2017, the Company's repayment obligation totaled $1,850,000. For details of the Hall Settlement Agreement, please refer to Exhibit 99.1 attached to the Current Report on Form 8-K filed with the SEC on March 15, 2017.

ITEM 1A    RISK FACTORS

This section is not required for a small reporting company.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the three months ended June 30, 2017, the Company issued 3,601,030 shares and 3,117,001 warrants to purchase its common stock in connection with its financing activities and for services received. Subsequent to June 30, 2017, the Company issued 324,074 shares and 83,333 warrants to purchase its common stock in connection with its financing activities and for services received. Also, 521,123 warrants were exercised for shares of the Company's common stock. On exercise, unexercised warrants will be settled in delivery of unregistered shares of our common stock.
The offer and sale of the common stock and warrants was completed pursuant to  the exemptions from registration provided by, among others, Section 4(a)(2) of the Securities Act of  1933, as amended (the "Securities Act"), and the provisions of Regulation D and Regulation S as promulgated under the Securities Act.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5 OTHER INFORMATION

On August 11, 2017, the Company received notice that the Honorable Kay Bailey Hutchinson resigned from her position as a member of the Board of Directors (the “Board”) of MoneyOnMobile, Inc.  She resigned to serve as the United States Ambassador to the North Atlantic Treaty Organization in Brussels, Belgium. Ms. Hutchinson’s resignation was not as a result of any disagreements with the Company.

ITEM 6    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYONMOBILE, INC.
(Registrant)

August 14, 2017	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

August 14, 2017	/s/ Scott S. Arey
Scott S. Arey
Chief Financial Officer

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1
	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1

	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
	4.22	Share purchase agreement with HALL MOM, LLC	10-K	August 19, 2016	4.22
	4.23	Promissory note to HALL MOM, LLC	10-K	July 6, 2017	4.23
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
(21)	List of Subsidiaries
	21.1	List of subsidiaries	10-K	July 6, 2017	4.23
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.