Form 10-Q
period 2017-09-30
MoneyOnMobile, Inc.
filed 2017-11-14
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of November 13, 2017 was 72,015,970.

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

PART I
ITEM 1    FINANCIAL STATEMENTS

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,369,605	$2,164,993
Due from distributors (Due from Related party: $108,707 and $106,109 as of September 30 and March 31, 2017)	252,717	327,535
Advances to aggregators	524,936	396,399
Other current assets	801,288	925,968
Total current assets	3,948,546	3,814,895
Property and equipment, net	3,489,451	3,483,520
Goodwill	12,821,009	12,508,791
Other intangible assets, net	4,108,006	4,286,938
Other non-current assets	374,670	366,979
Total assets	$24,741,682	$24,461,123
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$3,335,039	$1,769,667
Accrued liabilities	5,804,213	2,589,070
Related party payables	2,509,199	2,037,797
Current portion of long-term debt, net	10,269,533	9,508,025
Derivative liability	718,635	—
Advances from distributors	101,991	2,108,645
Preferred stock dividends	285,313	186,438
Mandatory redeemable financial instruments - current portion	2,925,412	3,010,254
Total current liabilities	25,949,335	21,209,896
Long-term debt	2,003,052	1,970,965
Mandatory redeemable financial instruments - long-term	904,498	1,443,059
Other non-current liabilities	106,034	106,046
Total liabilities	28,962,919	24,729,966
Commitments and contingencies (See Note 14)
Preferred stock Series D, $0.001 par value; 2,142 shares authorized, 1,225 and 1,225 shares issued and outstanding as of September 30 and March 31, 2017, respectively	1,225,000	1,225,000
Shareholders' (Deficit)
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and 2,530 shares issued and outstanding as of September 30 and March 31, 2017, respectively	3	3
Common stock, $0.001; 200,000,000 shares authorized, 71,342,238 and 64,069,666 shares issued and outstanding as of September 30 and March 31, 2017, respectively	71,342	64,070
Stock subscribed 673,732 and 157,143 shares issued and outstanding as of September 30 and March 31, 2017, respectively	674	157
Additional paid-in capital	52,989,728	49,550,769
Accumulated deficit	(55,253,573)	(50,102,952)
Cumulative other comprehensive loss	(838,124)	(1,080,141)
Total MoneyOnMobile, Inc. shareholders’ (deficit)	(3,029,950)	(1,568,094)
Noncontrolling interest	(2,416,287)	74,251
Total shareholders' (deficit)	(5,446,237)	(1,493,843)
Total liabilities and shareholders' (deficit)	$24,741,682	$24,461,123

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net	$1,991,897	$1,080,163	$3,202,992	$2,489,558
Cost of revenues	942,110	494,786	1,455,403	1,158,912
Gross profit	1,049,787	585,377	1,747,589	1,330,646
General and administrative expenses
Salaries and wages	1,004,858	756,405	1,944,879	1,512,723
Selling, general and administrative	1,681,493	1,698,791	4,752,567	3,555,266
Depreciation and amortization	191,387	200,882	344,725	395,028
Total general and administrative	2,877,738	2,656,078	7,042,171	5,463,017
Operating loss	(1,827,951)	(2,070,701)	(5,294,582)	(4,132,371)
Other income (expenses)
Interest expense	(723,565)	(531,274)	(1,276,257)	(907,216)
Change in fair value of derivative liability	67,697	—	67,697	—
Accretion of fair value discount	(30,822)	—	(43,117)	—
Total other income (expenses)	(686,690)	(531,274)	(1,251,677)	(907,216)
Loss from operations, before income tax	(2,514,641)	(2,601,975)	(6,546,259)	(5,039,587)
Income tax benefit (expense)	—	—	—	—
Net loss	(2,514,641)	(2,601,975)	(6,546,259)	(5,039,587)
Preferred stock dividends	(45,938)	—	(98,875)	—
Net loss attributable to common stockholders	(2,560,579)	(2,601,975)	(6,645,134)	(5,039,587)
Net loss attributable to noncontrolling interest	(135,614)	(829,227)	(1,395,638)	(1,531,252)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(2,424,965)	$(1,772,748)	$(5,249,496)	$(3,508,335)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	338,508	308,469	372,625	(120,034)
Total comprehensive loss	$(2,222,071)	$(2,293,506)	$(6,272,509)	$(5,159,621)
Comprehensive loss attributable to:
Noncontrolling interest	(544,420)	(747,399)	(1,280,333)	(1,567,262)
MoneyOnMobile, Inc. shareholders	(1,677,651)	(1,546,107)	(4,992,176)	(3,592,359)
Net loss per share attributable to MoneyOnMobile, Inc. shareholders, basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Weighted average number of shares outstanding, basic and diluted	71,319,872	51,379,017	71,345,167	51,130,815

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(6,546,259)	$(5,039,587)
Adjustments to reconcile net loss to cash used in operating activities
Subordinated note discount amortization and other	475,010	348,160
Depreciation and amortization	344,725	395,028
Stock based compensation	522,362	—
Equity awards issued for services	880,872	788,770
Changes in operating assets and liabilities:
Due from distributors	74,818	267,764
Other assets	(11,548)	748,778
Related party payables	471,402	(74,652)
Accounts payable and accrued liabilities	4,780,503	(1,555,427)
Advances from distributors	(2,006,654)	(1,588,033)
Net cash (used in) operating activities	(1,014,769)	(5,709,199)

INVESTING ACTIVITIES
Purchases of property and equipment	(27,102)	(60,589)
Acquisition of intangible assets	—	(50,830)
Net cash (used in) investing activities	(27,102)	(111,419)

FINANCING ACTIVITIES
Payments on notes payable and bank loan	(725,303)	(33,180)
Payments to acquire noncontrolling interest	(635,081)	(268,653)
Borrowings on senior and subordinate notes	1,829,548	67,248
Issuance of common stock and warrants	908,000	—
Issuance of preferred stock, Series E for cash	—	4,071,535
Proceeds from redemption of warrants for common stock	7,883	1,750,407
Reacquisition of common stock	—	(177,369)
Net cash provided by financing activities	1,385,047	5,409,988
Foreign currency effect on cash flows	(138,564)	(64,931)
Net change in cash and cash equivalents	204,612	(475,561)
Cash and cash equivalents at beginning of period	2,164,993	2,119,794
Cash and cash equivalents at end of period	$2,369,605	$1,644,233
Supplemental disclosures (Note 14)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
For the six months ended September 30, 2017

	Preferred Stock - Series E		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2017	2,530	$3	64,069,666	$64,070	157,143	$157	$49,550,769	$(50,102,952)	$74,251	$(1,080,141)	$(1,493,843)
Issuance of common stock for cash	—	—	2,885,002	2,885	141,667	142	904,973	—	—	—	908,000
Warrants issued for services	—	—	—	—	—	—	512,525	—	—	—	512,525
Warrants exercised for common stock	—	—	313,401	313	474,922	475	7,095	—	—	—	7,883
Stock issued for services	—	—	1,098,455	1,098	(100,000)	(100)	368,347	—	—	—	369,345
Stock-based compensation - options	—	—	—	—	—	—	522,362	—	—	—	522,362
Preferred dividends - series D	—	—	—	—	—	—	(98,875)	—	—	—	(98,875)
Redeemable purchase of noncontrolling interest	—	—	—	—	—	—	303,030	—	(299,347)	(3,683)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	2,975,734	2,976	—	—	919,502	—	(910,858)	(11,620)	—
Net loss	—	—	—	—	—	—	—	(5,150,621)	(1,395,638)	—	(6,546,259)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	115,305	257,320	372,625
Balance, September 30, 2017 (unaudited)	2,530	$3	71,342,258	$71,342	673,732	$674	$52,989,728	$(55,253,573)	$(2,416,287)	$(838,124)	$(5,446,237)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2017. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(2,514,641) and $(6,546,259) for the three and six months ended September 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is continuing with its plan to expand its mobile payments and ATM processing operations in India. Management believes that its operating strategy will provide the opportunity for the Company to continue as a going concern as long as it continues to obtain sufficient external financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

Convertible Instruments, including Derivatives
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

We possess financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our condensed consolidated balance sheet. We value these derivative liabilities using the binomial lattice model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability as Other income (expense) in our condensed consolidated statements of operations and comprehensive loss.

Based upon ASC 840-15-25, we have adopted a sequencing approach to our outstanding preferred stock. Pursuant to the sequencing approach, we evaluate our contracts based upon earliest issuance date wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Foreign Currency Translation
The functional currency of MoneyOnMobile, consisting of DPPL, MMPL, SVR and Payblox, is the Indian Rupee. MoneyOnMobile assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each consolidated balance sheet date. Revenues and expenses are translated at quarterly average exchange rates and resulting translation gains or losses are accumulated in other comprehensive loss as a separate component within the accompanying statements of shareholders’ equity. Additionally, cumulative translation adjustments recorded in other comprehensive income are reclassified to noncontrolling interest proportionally based on the weighted average percentage ownership interest held by the noncontrolling interest.

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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three and six months ended September 30, 2017 or 2016.

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

The following revenue recognition policies define the manner in which the Company accounts for sales transactions:

A portion of revenue is attributable to Merchant Services, including Mobile Recharge and Direct-to-Home. In these transactions, revenue from purchased utility units is recognized on a net basis, as the Company is acting in an agent capacity. MoneyOnMobile does not change the product or perform part of the service, has minimal discretion in supplier selection, has minimal latitude in establishing prices and possesses no credit risk.

Other services offered are Consumer Services, including bill payment, money transfer and cash-out ATM services. For bill payment transactions, we act as an agent with consumers. Distributors use our electronic wallet technology to allow consumers to pay utility bills by mobile phone text message and smart phone. We earn a fixed transaction fee for these services.  For our money transfer services, once a consumer has established a MoneyOnMobile electronic wallet account, consumers can use our technology to facilitate non-distributor-related transactions with other parties that have MoneyOnMobile accounts, including other retailers and utilities and other consumers.  We also earn a fixed transaction fee for these services.

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of September 30, 2017 and March 31, 2017, advances from distributors was $101,991 and $2,108,645, respectively.

Revenue from the above services and transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Advertising
Advertising costs are expensed as incurred.  During the three months ended September 30, 2017 and 2016, advertising expense was $55,518 and $102,923, respectively. During the six months ended September 30, 2017 and 2016, advertising expense was $170,396 and $146,066, respectively.

Operating Lease Expense
Rental expense, consisting primarily of office rent for our Corporate office in Dallas, Texas and satellite offices in India, totaled $49,975 and $72,246 during the three months ended September 30, 2017 and 2016, respectively. Rental expense totaled $96,806 and $139,020 during the six months ended September 30, 2017 and 2016, respectively.

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there are no claims that have a material effect on the Company.

New Accounting Pronouncements Recently Adopted
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC Topic 230. This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. We have early adopted ASU 2016-18 and have applied the guidance retrospectively. There was no material impact to our statement of cash flows as a result of adoption.

New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. Both ASUs were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. The new revenue standard is effective for our annual reporting period beginning April 1, 2018. We chose not to early adopt the new standard. We have the option of using either a full retrospective or a modified retrospective approach to adopt the standard. We are in process of completing our assessment and will begin to document its accounting policies applying the new revenue guidance. We do not expect that the implementation of the new standard will have a material effect on our consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for us beginning April 1, 2019. We do not intend to early adopt. We believe that the new standard will not have a material impact on our consolidated balance sheet. We are currently evaluating the effect that implementation of this standard will have on our consolidated results of operations, cash flows, financial position and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for us beginning April 1, 2018. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, cash flows, financial position and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features, which amends Earnings Per Share (ASC Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For us, this update is effective beginning April 1, 2019. We are currently evaluating the guidance to determine the potential impact on our consolidated results of operations, cash flows, financial position and related disclosures.

There are other various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations, cash flows or disclosures.

3 - PROPERTY AND EQUIPMENT

At September 30, and March 31, 2017, property and equipment consisted of:

	September 30, 2017	March 31, 2017
Building	$3,796,420	$3,744,261
Equipment	296,653	274,994
Furniture and fixtures	23,101	18,986
Subtotal	4,116,174	4,038,241
Less accumulated depreciation	(626,723)	(554,721)
Property and equipment, net	$3,489,451	$3,483,520

For the three months ended September 30, 2017 and 2016, depreciation expense was $24,431 and $86,645, respectively. For the six months ended September 30, 2017 and 2016, depreciation expense was $66,004 and $149,269, respectively.

4 - VARIABLE INTEREST ENTITIES

My Mobile Payments Limited
No direct investment was made by the Company to MMPL during the three and six months ending September 30, 2017.

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. During the six months ended September 30, 2017, the Company paid $635,081 to the co-founder to acquire 188,082 shares of MMPL and 74,500 shares of DPPL, and are being held in escrow until all the payments have been made. See Note 8: Mandatory Redeemable Financial Instruments for detail of payment schedule for the Company's purchase of the remaining shares held by the co-founder at September 30, 2017.

Net loss and comprehensive loss are attributed to controlling and noncontrolling interests. We elected to utilize a weighted average value calculation based on relative ownership interest of DPPL. For the six months ended September 30, 2017 and 2016, the allocation of MoneyOnMobile to our controlling interest was 78.7% and 68.6%, respectively.

The following table presents the Net Loss of Subsidiaries Attributable to MoneyOnMobile and Transfers (to) from Noncontrolling Interests during the six months ended September 30, 2017:

Net loss attributable to MoneyOnMobile shareholders for the six months ended September 30, 2017	$(5,353,884)
Transfers (to) from the noncontrolling interest
Increase in paid-in capital for conversion of DPPL common shares to MoneyOnMobile, Inc. common shares	910,858
Increase in paid-in capital for purchase of DPPL and MMPL common shares from Noncontrolling interests	299,347
Net Transfers (to) from noncontrolling interest	1,210,205
Change from net loss attributable to MoneyOnMobile shareholders and transfers (to) from noncontrolling interests for the six months ended September 30, 2017	$(4,143,679)

5 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2017	$12,508,791
Net foreign exchange movement	312,218
Carrying value at September 30, 2017	$12,821,009

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	September 30, 2017	March 31, 2017
Customer lists	$1,234,214	$1,204,724
Software development costs	1,619,528	1,582,327
Trademarks	32,777	30,160
Contracts	87,971	86,229
	2,974,490	2,903,440
Less accumulated amortization	(2,335,699)	(2,003,065)
Total	$638,791	$900,375

As of September 30, 2017 and 2016, the weighted average amortization period is approximately 5 years. For the three months ended September 30, 2017 and 2016 amortization expense was $166,956 and $131,522, respectively. For the six months ended September 30, 2017 and 2016 amortization expense was $278,721 and $245,759, respectively.

Other intangible assets not subject to amortization consisted of the following:

	September 30, 2017	March 31, 2017
License	$2,490,185	$2,430,686
Trade name	969,030	945,877
Domain names	10,000	10,000
Total	$3,469,215	$3,386,563

The License held from the Reserve Bank of India meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal, which Management will continuously pursue.

7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2017	March 31, 2017
Interest payable	$1,235,805	$930,997
Wages and benefits	332,699	332,980
Foreign statutory fees	304,430	205,726
Bank overdraft	130,465	154,333
Vendor payments	3,800,814	965,034
Total	$5,804,213	$2,589,070

8 - MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. The fair value of the forward contract at inception totaled $4,941,040. During the six months ended September 30, 2017, the Company paid $635,081 and the remaining liability, net of fair value discount, at September 30, 2017 totaled $3,829,910. Shares purchased are being held in escrow until all the payments are made. Also, $30,735 and $43,030 was expensed relating to the accretion of the fair value discount during the three and six months ended September 30, 2017.

The following table provides a reconciliation of the activity for the six months ended September 30, 2017 to the amounts recorded in the consolidated balance sheet:

Total mandatory redeemable financial instruments	$4,596,822
Fair value discount	(143,509)
Total mandatory redeemable financial instruments, net at March 31, 2017	4,453,313
Accretion of fair value discount	43,030
Net foreign exchange movement	(31,352)
Less payments	(635,081)
Total mandatory redeemable financial instruments, net at September 30, 2017	3,829,910
Less mandatory redeemable financial instruments - current portion	(2,925,412)
Mandatory redeemable financial instruments - long term portion	$904,498

Purchase commitment schedule for the Company acquiring the following shares:

	MMPL	DPPL	Total
For the quarter ended December 31, 2017	$1,558,915	$431,054	$1,989,969
For the quarter ended March 31, 2018	—	315,019	315,019
For the quarter ended June 30, 2018	—	315,019	315,019
For the quarter ended September 30, 2018	—	305,405	305,405
For the quarter ended December 31, 2018	—	296,083	296,083
For the quarter ended March 31, 2019	—	287,047	287,047
For the quarter ended June 30, 2019	—	278,286	278,286
For the quarter ended September 30, 2019	—	43,082	43,082
Remaining share purchase commitment at September 30, 2017	$1,558,915	$2,270,995	$3,829,910

Beginning in July 2017, and due to a breach in repayments (see Note14: Commitments and Contingencies), interest began accruing at 15% annum on approximately $1.0 million and $0.1 million of the repurchase liability associated with MMPL and DPPL, respectively. Specific to the MMPL share repurchase, if the past due amount is not funded by the Company by November 2017, the interest rate increases to 18% per annum. Interest expense incurred related to the share repurchase for the three and six months ended September 30, 2017 totaled $33,231 for both periods.

9 - DEBT

Long term debt consisted of the following:

	September 30, 2017	March 31, 2017
Convertible subordinated notes payable	$3,962,273	$2,900,000
Notes payable and promissory notes	4,642,903	4,066,595
Building mortgage	2,046,498	2,040,802
Unsecured credit facility	2,529,747	2,974,000
Total	13,181,421	11,981,397
Less: debt discount	(908,836)	(502,407)
	12,272,585	11,478,990
Less: current portion	(10,269,533)	(9,508,025)
Long term debt	$2,003,052	$1,970,965

Convertible Subordinated Notes Payable
At September 30, 2017, $3,110,000 subordinated debt remains outstanding that was issued pursuant to a $3 million Subordinated Debt Offering and a separate $2 million Subordinated Debt Offering.  Each offering is exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed on January 6, 2011 and August 10, 2012.  The notes are secured by a first lien on substantially all of the Company’s assets.  The notes bear interest at a rate of 12% annually paid monthly in arrears. In March 2016, the Company extended the maturity date on its remaining subordinated notes from December 31, 2016 to December 31, 2017. As part of this agreement, the Company issued to debt holders 3,200,000 warrants, which possessed an aggregate fair value of $1,267,817 at issuance using the Black-Scholes valuation model. 1,000,000 of these warrants were subsequently canceled prior to March 31, 2017 and reissued with an extended maturity date.

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

In August 2017, the Company entered into a Securities Purchase Agreement, whereby the Company issued and sold to an investor a Convertible Promissory Note with a principal sum of $1,136,363. This note bears interest at 8% per annum and has a maturity date six months from the effective date of each payment and is secured by all the assets of the Company. The Company received $732,500 in cash proceeds during the three months ended September 30, 2017. The outstanding debt, including debt issuance costs, relating to this note at September 30, 2017 is $852,273.

As part of the August 2017 funding, the Company issued the Note Holder 1,033,056 warrants to purchase shares of Common Stock with an exercise price of 150% of the closing bid price of the Company's common stock on the issuance date. The term of these warrants is five years and are recorded as derivative liabilities. The Company is required to reserve 14,796,600 common shares from our transfer agent to potentially exchange with the investor in the event of a future conversion of the host contract. Additionally, the Company recorded a derivative liability on the Convertible Promissory Note as the investor has the option to convert outstanding principal and unpaid accrued interest of the Note at a price per share equal to the greater of (a) $0.15 or (b) 70% of the average volume weighted price of the Company’s common stock for the twenty trading days preceding the date on which they give the Company written notice of conversion. See note 10: Fair Value of Financial Instruments for additional details on the calculation of fair value at inception and during the three and six months ended September 30, 2017.

For the three months ended September 30, 2017 and 2016, amortized debt discount included in interest expense totaled $278,374 and $172,884, respectively. For the six months ended September 30, 2017 and 2016, amortized debt discount included in interest expense totaled $445,844 and $477,623, respectively. During the six months ended September 30, 2017 and 2016, the Company made principal payments of $0 and $300,000, respectively on these convertible subordinated notes payable.

Notes Payable and Promissory Notes
In April 2016, and in connection with the Company's sale of its U.S. Operations, the Company issued two promissory notes. First, $727,285, of which $720,084 was the note balance included in the Asset Purchase Agreement, with the remaining balance as subsequent interest incurred. This note possesses an interest rate of 12% per annum payable monthly and matures on December 31, 2017. Second, the Company issued the buyer of its U.S. Operations, a $675,000 note in exchange for the buyer waiving any claims for breach of the Purchase Agreement. The Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment and matures on November 30, 2017. Lastly, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of the U.S. Operations that was not included in the sale of U.S. Operations. These loans have a mature on December 31, 2017. During the six months ended September 30, 2017 and 2016, the Company made principal payments of $12,446 and $16,226, respectively.

In June 2015, MMPL obtained a $60,000 loan from Bajaj Finserv with an interest rate of 19% per annum payable monthly with a maturity date in May 2018. During December 2016, MMPL obtained an additional $30,000 from Bajaj Finserv. During the six months ended September 30, 2017 and 2016, the Company made principal payments of $36,637 and $9,186, respectively.

In March 2017, the Company executed a $2,000,000 promissory note to HALL MOM, LLC., a Texas limited liability company (“HALL MOM"). This note possesses an interest rate of 10% per annum payable monthly from March through May 2017, and 15% annum thereafter. The maturity date is December 31, 2017. Monthly payments are due each month at a minimum of $50,000. During the six months ended September 30, 2017 and 2016, the Company made payments of $150,000 and $0, respectively.

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

In August 2017, the Company issued a Secured Promissory Note with a principal sum of $300,000 and matures after twelve months. Interest accrues at 10% per annum, and increases to 13% per annum in March 2018 and increases an additional 1% each month afterward until maturity. The Company received $300,000 in cash proceeds.

Building Mortgage
During the quarter ended June 30, 2015, MMPL refinanced its office building loan by replacing it with a $2,198,000 loan with Standard Chartered. The loan has a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly installments.

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

In March 2017, MMPL amended its December 2016 loan agreement with YES BANK Limited, which extended the unsecured credit facility from $1.5 million to $3.0 million. As part of the amendment, a MoneyOnMobile, Inc. shareholder provided the lender with an additional $2.0 million standby letter-of-credit to the lender as collateral. No other terms of the original Loan Agreement were changed. During the six months ended September 30, 2017 and 2016, the Company made principal payments of $479,521 and $0, respectively. The unused line of credit at September 30, 2017 was approximately $470,230.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of September 30, 2017 measured at fair value on a recurring basis are summarized below:

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$718,635	$—	$—	$718,635

The Company determined that certain conversion options related to a convertible note and the related detachable warrants did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain changes in market price of the Company’s common stock. Accordingly, the Company was required to record such conversion options as a liability and mark such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

The fair value of the promissory note and related detachable warrants conversion options were calculated using a binomial lattice model with the following weighted average assumptions at inception on August 30 and September 21, 2017. There was no outstanding derivative financial instruments during the three months ended June 30, 2017.

	August 30, 2017	September 21, 2017	September 30, 2017
Common Stock Closing Price	$0.27	$0.22	$0.21
Conversion Price per Share	$0.16 - 0.40	$0.14 - 0.33	$0.14 - 0.40
Promissory Note - Conversion Shares	3,453,991	1,979,726	3,959,453
Warrants - Options Valued	688,704	344,352	1,033,056
Dividend Yield	—%	—%	—%
Volatility	124.13%	127.45%	127.94%
Risk-free Interest Rate	1.70%	1.89%	1.92%
Term (years)	0.5 - 5	0.5 - 5	0.4 - 5

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the six months ended September 30, 2017:

Balance - April 1, 2017	$—
Aggregate amount of derivative instruments issued	786,332
Change in fair value of derivative liabilities	(67,697)
Balance - September 30, 2017	$718,635

11 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,669 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

On May 1, 2017, the Company held a special meeting of shareholders pursuant to notice duly given. At the special meeting, the Company submitted for approval by its shareholders proposals (i) to amend its Amended and Restated Certificate of Formation - For-Profit Corporation to effect a reverse share split with respect to the Company’s issued and outstanding common stock, par value $0.001 per share, at a ratio of between 1-for-5 and 1-for-20 (the “Exchange Range”), with the ratio within such Exchange Range to be determined at the discretion of the Board (the “Reverse Share Split”) and the Reverse Share Split shall be effected at such time as the Board deems proper and ready. As of September 30, 2017, the Reverse Share Split is on hold. The Board may approve the Reverse Share Split up until December 31, 2017.

Common Stock
During the six months ended September 30, 2017 and 2016, the Company issued shares of its common stock as follows:

	2017			2016
	Shares		Amount	Shares		Amount
Issuance of common stock for cash	3,026,669	(1)	$908,000	—		$—
Issuance of common stock for services	998,435	(1)	369,345	818,836	(1)	483,158
Issuance of common stock for warrants exercised	788,323	(1)	7,883	6,043,157	(1)	1,728,762

(1) - Shares total includes certain subscribed stock.

Convertible Preferred Stock - Series D
During the six months ended September 30, 2017 and 2016, the Company issued 0 and 1,542 shares, respectively, of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 0 and 385,384 shares, respectively, of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $0 and $1,542,000, respectively, in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share. At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii) Company common stock at the not yet determined equity raise per share value. During the six months ended September 30, 2017 there was no conversion of shares of Series D Preferred. At September 30 and March 31, 2017, outstanding cumulative preferred dividends totaled $285,313 and $186,438, respectively.

Warrants
At September 30, 2017, and in connection with financing activities and service agreements, 21,208,968 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.60 weighted average) are outstanding and expire during the fiscal years as follows: 875,000 in 2018; 2,411,197 in 2019; 1,451,619 in 2020; 6,598,345 in 2021; 1,764,417 in 2022; 4,333,390 in 2023; and 3,775,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

During July 2017, 1,232,390 warrants previously issued with common stock were repriced from an original issuance exercise price of $1.00 to $0.01.

The following table summarizes the changes in warrants for during the six months ended September 30, 2017.

Outstanding at March 31, 2017	17,852,803
Granted	4,433,390
Exercised	(788,323)
Expired/canceled	(288,902)
Outstanding at September 30, 2017	21,208,968

For the six months ended September 30, 2017 the Company granted the following warrants:

Issued for services	1,367,000
Issued for common stock for cash	1,513,334
Issued for debt issuance	1,553,056
Total	4,433,390

We estimate the fair value of warrants granted using the Black-Scholes option valuation model. The expected life of warrant represents the term of warrant. The expected stock volatility is based on the average of historical volatility of the Company’s common stock and other subjective factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, and the expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

Warrants issued for services included in selling, general and administrative expenses was $18,154 and $0 for the three months ended September 30, 2017 and 2016, respectively. Warrants issued for services included in selling, general and administrative expenses was $512,525 and $306,451 for the six months ended September 30, 2017 and 2016, respectively.

 The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the six months ended September 30, 2017 and 2016:

	2017	2016
Risk-free interest rates	1.82%	1.34%
Expected volatility	94.05%	100.76%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

During the six months ended September 30, 2017 and 2016, the Company awarded 2,250,000 and 0 incentive stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $66,018 and $0 for the three months ended September 30, 2017 and 2016. Stock-based compensation expense included in selling, general and administrative expenses was $522,362 and $0 for the six months ended September 30, 2017 and 2016. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at September 30, 2017 and 2016 totaled $0 and $$484,500, respectively.  At September 30, 2017, outstanding options are fully vested and the weighted-average remaining contractual term was 7.9 years; however, if services are earlier terminated, 6,330,000 options become void 90 days after termination.
The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	2017	2016
Risk-free interest rates	1.89%	1.74%
Expected volatility	96.47%	103.05%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the six months ended September 30, 2017.

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,080,000	$0.70
Granted	2,250,000	$0.32
Exercised	—
Forfeited	—
Outstanding at September 30, 2017	6,330,000	$0.57

12 - (LOSS) PER SHARE

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

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of September 30, 2017 and 2016 are:

	2017	2016
Warrants	21,208,968	16,411,866
Stock options	6,330,000	3,480,000
Convertible subordinated notes	3,962,273	2,900,000
Convertible preferred stock	4,235,977	3,849,615
Total	35,737,218	26,641,481

13 - RELATED PARTIES

Support Services and Advances
ART Holdings has provided the Company with certain services, with outstanding payments being interest-free.  At September 30 and March 31, 2017, amounts due to ART totaled $190,511 for both periods, and is included in Related party payables in the condensed consolidated balance sheets.

Cagan McAfee Capital Partners, LLC / Cagan Capital, LLC / Laird Cagan
Cagan McAfee Capital Partners, LLC (“CMCP”) is an investment company owned and controlled by Laird Cagan, a former member of our Board of Directors and a significant shareholder.  The amounts due, including interest, to CMCP totaled $761,805 as of September 30 and March 31, 2017, and is recorded in Related party payables in the condensed consolidated balance sheets.

At September 30, 2017, the Company has two promissory notes due to Mr. Cagan. The first, is a $727,000 principal amount, which may be converted to common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. The second promissory notes is non-convertible and has a principal amount of $162,137. No principal or interest payments were made during the six months ended September 30, 2017. See note 9: Debt for more information.

Happy Cellular Services Limited
The majority shareholder and Chairman of Happy Cellular Services Limited ("Happy Cellular"), is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. Happy Cellular has provided refundable deposits totaling approximately $789,760 at September 30, 2017 for the Company to increase its volume of immediate payment service transactions. Happy Cellular agents are entitled to a commission for a fixed number of transactions at a fixed rate.

14 - COMMITMENTS AND CONTINGENCIES

The Company possesses certain redemption commitments related to its outstanding Series D Preferred Stock. See Note 11 - Capital Stock for additional information.

REDEEMABLE SHARE PURCHASE LIABILITY
In July 2017, the Company breached its agreement with the former co-founder of MMPL and DPPL. Due to non-payment of certain monthly installment payments, interest is being accrued on the amounts of such missed installment payments. See Note 8: Mandatory Redeemable Financial Instruments for repayment schedule and accrued interest details. As a result of the breach, the Company is restricted from acquiring additional shares of MMPL and DPPL from other shareholders. Once these past due payments are made, the breach will be deemed remedied and this restriction will be removed. Pursuant to the agreement, the Company is allowed three uncured breaches before the former co-founder will possess the right to terminate the agreement. As of September 30, 2017 and the date of this report, the Company has not received an exercise of termination right.

15 - SUPPLEMENTAL CASH FLOW INFORMATION

The table below provides a summary of significant non-cash investing and financing transactions for the six months ended September 30, 2017 and 2016.

	2017	2016
Exchange of common stock to acquire subsidiary shares from noncontrolling interest	$922,478	$—
Preferred stock dividends	98,875	—
Conversion of preferred stock and dividends to common stock	—	904,456
Repurchase of common stock	—	4,636,905
Conversion of sub debt and interest for common stock	—	349,350
Acquisition of intangible assets	—	204,398

Cash paid for interest and income taxes for the six months ended September 30, 2017 and 2016:

	2017	2016
Interest paid, net of amounts capitalized	$208,112	$52,488
Income taxes paid	—	—

16 - SUBSEQUENT EVENTS

New Debt Obligations

Subsequent to September 30, 2017, the Company issued convertible debt instruments with a principal balance of $490,000, which matures after five years unless converted earlier. Interest during the term is 12% per annum.

Issuance of Equity Securities

Subsequent to September 30, 2017, the Company issued 166,667 common shares that were previously recorded as subscribed stock.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Our strategic vision for MoneyOnMobile is to connect the cash based Indian consumer to the digital world. MoneyOnMobile is a mobile money service provider allowing Indian consumers, through its robust agent network, to use mobile phones to pay for goods and services, or transfer funds from one person to another using simple SMS text functionality. To date we've established relationships with 350,000 retailers throughout the country. We're in every state in India and we cover over 700 cities throughout the country. There are over 200 million Indian customers, based on unique phone numbers, who have conducted a transaction with MoneyOnMobile.

Overall revenue growth for the company is being driven by our domestic remittance and MOM ATM products and services. In August 2017, we achieved a significant milestone by executing 1 million domestic transfer transactions. We launched this product less than two years ago, going from product launch to 1 million transactions per month. Our MOM ATM is one of our largest revenue lines even though it was only introduced during this calendar year.

The MOM ATM is a small hand held card swipe device that connects to a smart phone using simple Bluetooth technology. A retailer enabled with a MOM ATM allows them to become cash out points for Indian consumers with a bank account. This service has proved popular in regions where consumers have a bank account but do not have a nearby bank branch or ATM. Since launching the MOM ATM in January 2017, we have sold over 3,000 MOM ATM units.

RESULTS OF OPERATIONS
For the three and six months ended September 30, 2017 compared to the same periods in 2016, the unaudited results of the Company's operations and consolidated net loss:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net:	$1,991,897	$1,080,163	$3,202,992	$2,489,558
Cost of sales:	942,110	494,786	1,455,403	1,158,912
Gross profit:	1,049,787	585,377	1,747,589	1,330,646

Net loss	$(2,514,641)	$(2,601,975)	$(6,546,259)	$(5,039,587)
Three months ending September 30, 2017:
Revenues in 2017 were higher than in 2016 by $0.9 million or 84.4% due to increases in monthly customer base and higher volume of usage by existing consumers. The primary reason for the increase was growth in domestic remittance and MOM ATM products and services. The Company launched its MOM ATM product in January 2017 and has seen month over month increases in units sold and daily transactions. Additionally, gross profit percentage decreased slightly to 52.7% in 2017 compared to 54.2% in 2016. General and administrative costs increased by $0.2 million or 8.3% compared to 2016 due to higher fund raising costs and employee incentives for stock options.
Additionally, the Company incurred interest expenses of $0.7 million and $0.5 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(2.4) million, or $(0.03) per share in 2017 compared to $(1.8) million, or $(0.03) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

Six months ending September 30, 2017:
Revenues in 2017 were higher than in 2016 by $0.7 million or 28.7% due to increases in monthly customer base and higher volume of usage by existing consumers. The primary reason for the increase was growth in domestic remittance and MOM ATM products and services. The Company launched its MOM ATM product in January 2017 and has seen month over month increases in units sold and daily transactions. Additionally, gross profit percentage increased slightly to 54.6% in 2017 compared to 53.4% in 2016. General and administrative costs increased by $1.6 million or 28.9% compared to 2016 due to higher fund raising costs and employee incentives for stock options.
Additionally, the Company incurred interest expenses of $1.2 million and $0.9 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(6.6) million, or $(0.07) per share in 2017 compared to $(3.5) million, or $(0.07) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from financing activities such as various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. To date we have successfully navigated the complexities of capital raising activities in order to fund operations. The following discussion highlights changes in our debt and equity structure as well as our cash flow activities and the sources and uses of funds during the six months ended September 30, 2017 and 2016.
As of September 30, 2017, our liquidity was $2.4 million, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and subsidiary common stock purchase commitments. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(1.0) million in 2017 compared to net cash used of $(5.7) million in 2016. Net loss from operations in 2017 was $(6.5) million compared to $(5.0) million in 2016. A large component of the change, representing $5.7 million improvement in net cash used in operating activities was due to increase in cash provided from operating assets and liabilities, primarily accounts payable and accrued liabilities. Also, in 2017 the Company incurred more in non-cash expenses due to issuance of equity awards for services and stock based compensation to employees, totaling $0.9 million and $0.5 million, respectively, compared to $0.8 million and $0.0 million, respectively, in 2016.
Net cash used in investing activities was $(27.1) thousand in 2017 compared to $(111.4) thousand in 2016. Activity in 2016 included $(51) thousand acquisition of intangible assets. Remaining activity in 2017 and 2016 was for purchases of property and equipment.
Net cash provided by financing activities was $1.4 million in 2017 and $5.4 million in 2016. In 2017, the Company continued to fund operations through borrowings, by raising $1.8 million. The Company also received proceeds of $0.9 million through the issuance of common stock and warrants. These proceeds were offset by $(0.7) million of notes payable and bank loan payments and $(0.6) million to acquire additional shares of its subsidiaries from a non-controlling interest. In 2016, the Company made debt payments totaling $(33.2) thousand and paid ($0.3) million for shares of its consolidated subsidiary shares held by non-controlling interest. Also, in 2016, the Company received $4.1 million for issuance of Series E preferred stock.
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

As our operations expand, we may identify additional critical accounting policies in the future. See Summary of Significant Accounting Policies in Note 2 of our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2017, the Company designed and implemented additional internal controls, consisting of new procedures and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of September 30, 2017, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of September 30, 2017. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of September 30, 2017, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports. Management has concluded that, as of September 30, 2017, the Company did not maintain effective internal control over financial reporting.
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

On March 10, 2017, the Company and Hall MOM, LLC released respective signatures to a settlement agreement and release (“Hall Settlement Agreement”) dated March 1, 2017. Pursuant to the Hall Settlement Agreement, the parties shall instruct their attorneys to file a stipulation of dismissal with prejudice of the suit upon the Company’s payment in full of all obligations under the Hall Settlement Agreement. At September 30, 2017, the Company's repayment obligation, including principal and interest totaled $1,842,637. For details of the Hall Settlement Agreement, please refer to Exhibit 99.1 attached to the Current Report on Form 8-K filed with the SEC on March 15, 2017.

ITEM 1A    RISK FACTORS

This section is not required for a small reporting company.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the six months ended September 30, 2017, the Company issued 4,025,104 shares and 4,433,390 warrants to purchase its common stock in connection with its financing activities and for services received. There have been no unregistered sales of equity securities subsequent to September 30, 2017.
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

None.

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

MONEYONMOBILE, INC.
(Registrant)

November 14, 2017	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

November 14, 2017	/s/ Scott S. Arey
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