Form 10-Q
period 2017-12-31
MoneyOnMobile, Inc.
filed 2018-02-20
CIK 1414628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock as of February 17, 2018 was 77,426,346.

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

PART I
ITEM 1    FINANCIAL STATEMENTS

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$4,673,805	$2,164,993
Due from distributors (Due from Related party: $108,707 and $106,109 as of December 31 and March 31, 2017)	1,362,754	327,535
Advances to aggregators	210,146	396,399
Other current assets	932,862	925,968
Total current assets	7,179,567	3,814,895
Property and equipment, net	3,442,255	3,483,520
Goodwill	12,712,484	12,508,791
Other intangible assets, net	3,968,838	4,286,938
Other non-current assets	371,528	366,979
Total assets	$27,674,672	$24,461,123
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$3,616,125	$1,769,667
Accrued liabilities	6,790,390	2,589,070
Related party payables	2,554,684	2,037,797
Current portion of long-term debt, net	10,505,526	9,508,025
Derivative liability	368,390	—
Advances from distributors	—	2,108,645
Preferred stock dividends	331,250	186,438
Mandatory redeemable financial instruments - current portion	3,034,615	3,010,254
Total current liabilities	27,200,980	21,209,896
Long-term debt	1,957,417	1,970,965
Mandatory redeemable financial instruments - long-term	761,237	1,443,059
Other non-current liabilities	104,536	106,046
Total liabilities	30,024,170	24,729,966
Commitments and contingencies (See Note 14)
Preferred stock Series D, $0.001 par value; 2,142 shares authorized, 1,225 and 1,225 shares issued and outstanding as of December 31 and March 31, 2017, respectively	1,225,000	1,225,000
Preferred stock Series F, $0.001 par value; 10,000 shares authorized, 5,702 and 0 shares issued and outstanding as of December 31 and March 31, 2017, respectively	5,702,100	—
Shareholders' (Deficit)
Preferred stock Series E, $0.001 par value; 25,000 authorized, 2,530 and 2,530 shares issued and outstanding as of December 31 and March 31, 2017, respectively	3	3
Common stock, $0.001; 200,000,000 shares authorized, 75,820,525 and 64,069,666 shares issued and outstanding as of December 31 and March 31, 2017, respectively	75,820	64,070
Stock subscribed 1,461,365 and 157,143 shares issued and outstanding as of December 31 and March 31, 2017, respectively	1,461	157
Additional paid-in capital	53,983,555	49,550,769
Accumulated deficit	(59,141,714)	(50,102,952)
Cumulative other comprehensive loss	(1,023,454)	(1,080,141)
Total MoneyOnMobile, Inc. shareholders’ (deficit)	(6,104,329)	(1,568,094)
Noncontrolling interest	(3,172,269)	74,251
Total shareholders' (deficit)	(9,276,598)	(1,493,843)
Total liabilities and shareholders' (deficit)	$27,674,672	$24,461,123

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net	$2,840,563	$969,442	$6,043,555	$3,459,000
Cost of revenues	1,321,074	393,758	2,776,477	1,552,670
Gross profit	1,519,489	575,682	3,267,078	1,906,328
General and administrative expenses
Salaries and wages	1,287,599	825,678	3,232,478	2,338,401
Selling, general and administrative	2,854,114	2,127,425	7,606,681	5,682,691
Depreciation and amortization	140,042	222,440	484,767	617,468
Total general and administrative	4,281,755	3,175,543	11,323,926	8,638,560
Operating loss	(2,762,266)	(2,599,861)	(8,056,848)	(6,732,232)
Other income (expenses)
Interest expense	(2,284,121)	(350,013)	(3,560,378)	(1,257,229)
Change in fair value of derivative liability	(579,795)	—	(512,098)	—
Gain on extinguishment of derivative liability	1,197,856	—	1,197,856	—
Accretion of fair value discount	(56,019)	—	(99,136)	—
Total other income (expenses)	(1,722,079)	(350,013)	(2,973,756)	(1,257,229)
Loss from operations, before income tax	(4,484,345)	(2,949,874)	(11,030,604)	(7,989,461)
Income tax benefit (expense)	—	—	—	—
Net loss	(4,484,345)	(2,949,874)	(11,030,604)	(7,989,461)
Preferred stock dividends	(45,939)	(277,980)	(144,814)	(277,980)
Net loss attributable to common stockholders	(4,530,284)	(3,227,854)	(11,175,418)	(8,267,441)
Net loss attributable to noncontrolling interest	(596,204)	(852,302)	(1,991,842)	(2,383,554)
Net loss attributable to MoneyOnMobile, Inc. shareholders	$(3,934,080)	$(2,375,552)	$(9,183,576)	$(5,883,887)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(237,383)	(272,887)	135,242	(392,921)
Total comprehensive loss	$(4,767,667)	$(3,500,741)	$(11,040,176)	$(8,660,362)
Comprehensive loss attributable to:
Noncontrolling interest	(653,176)	(934,168)	(1,933,509)	(2,501,430)
MoneyOnMobile, Inc. shareholders	(4,114,491)	(2,566,573)	(9,106,667)	(6,158,932)
Net loss per share attributable to MoneyOnMobile, Inc. shareholders, basic and diluted	$(0.05)	$(0.04)	$(0.13)	$(0.11)
Weighted average number of shares outstanding, basic and diluted	73,519,865	57,333,039	70,449,899	54,214,721

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(11,030,604)	$(7,989,461)
Adjustments to reconcile net loss to cash used in operating activities
Subordinated note discount amortization	1,527,866	575,071
Loss on change in value of derivative liability	512,098	—
Accretion of fair value discount	99,136	—
Depreciation and amortization	484,767	617,468
Stock based compensation	618,093	—
Equity awards issued for services	1,680,860	1,513,532
Gain on extinguishment of derivative liability	(1,197,856)	—
Changes in operating assets and liabilities:
Due from distributors	(1,035,219)	310,150
Other assets	174,810	51,537
Related party payables	516,887	521,748
Accounts payable and accrued liabilities	6,451,198	(1,880,782)
Advances from distributors	(2,108,645)	(1,727,591)
Net cash (used in) operating activities	(3,306,609)	(8,008,328)

INVESTING ACTIVITIES
Purchases of property and equipment	(46,963)	(70,423)
Acquisition of intangible assets	—	(50,830)
Net cash (used in) investing activities	(46,963)	(121,253)

FINANCING ACTIVITIES
Payments on notes payable and bank loan	(3,053,392)	(119,650)
Borrowings on senior and subordinate notes	5,488,981	1,349,257
Issuance of common stock and warrants	908,000	650,000
Issuance of preferred stock for cash	3,372,500	4,071,535
Payments to acquire noncontrolling interest	(875,795)	(268,653)
Proceeds from redemption of warrants for common stock	7,966	1,750,407
Change in bank overdrafts	(154,333)	80,505
Contributions made by noncontrolling interest	—	130,715
Reacquisition of common stock	—	(177,369)
Net cash provided by financing activities	5,693,927	7,466,747
Foreign currency effect on cash flows	168,457	(80,220)
Net change in cash and cash equivalents	2,508,812	(743,054)
Cash and cash equivalents at beginning of period	2,164,993	2,119,794
Cash and cash equivalents at end of period	$4,673,805	$1,376,740
Supplemental disclosures (Note 15)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
For the nine months ended December 31, 2017

	Preferred Stock - Series E		Common Stock		Subscribed Stock		Paid-in	Accumulated	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Income (Loss)	Total
Balance, March 31, 2017	2,530	$3	64,069,666	$64,070	157,143	$157	$49,550,769	$(50,102,952)	$74,251	$(1,080,141)	$(1,493,843)
Issuance of common stock for cash	—	—	3,063,269	3,063	(36,580)	(37)	904,974	—	—	—	908,000
Issuance of common stock for debt	—	—	170,000	170	—	—	42,330	—	—	—	42,500
Issuance of common stock for collateral	—	—	2,000,000	2,000	—	—	(2,000)	—	—	—	—
Issuance of common stock for services	—	—	3,228,455	3,228	150,000	150	901,967	—	—	—	905,345
Warrants issued for services	—	—	—	—	—	—	684,686	—	—	—	684,686
Warrants issued for debt financing	—	—	—	—	—	—	90,829	—	—	—	90,829
Warrants exercised for common stock	—	—	313,401	313	1,190,822	1,191	6,462	—	—	—	7,966
Stock-based compensation - options	—	—	—	—	—	—	618,093	—	—	—	618,093
Preferred dividends - series D	—	—	—	—	—	—	(144,812)	—	—	—	(144,812)
Redeemable purchase of noncontrolling interest	—	—	—	—	—	—	410,755	—	(402,153)	(8,602)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	2,975,734	2,976	—	—	919,502	—	(910,858)	(11,620)	—
Net loss	—	—	—	—	—	—	—	(9,038,762)	(1,991,842)	—	(11,030,604)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	58,333	76,909	135,242
Balance, December 31, 2017 (unaudited)	2,530	$3	75,820,525	$75,820	1,461,385	$1,461	$53,983,555	$(59,141,714)	$(3,172,269)	$(1,023,454)	$(9,276,598)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MONEYONMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
(Unaudited)

1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended March 31, 2017. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Going Concern
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $(4,484,345) and $(11,030,604) for the three and nine months ended December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
Impairment of Long-Lived Assets
In addition to the annual goodwill impairment test, long-lived assets, including property and equipment and other intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.  In addition to the recoverability assessment, we review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. There were no adjustments to the carrying value or useful lives of long-lived assets (other than goodwill) during the three and nine months ended December 31, 2017 or 2016.

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

Distributors often keep a prepaid balance with MoneyOnMobile to facilitate transactions.  Prepaid balances are deferred until utility units are delivered.  As of December 31, 2017 and March 31, 2017, advances from distributors was $0 and $2,108,645, respectively.

Revenue from the above services and transaction fees are recognized on a net basis, as the Company is not the primary obligor, does not establish prices and does not maintain inventory or credit risk.

Advertising
Advertising costs are expensed as incurred.  During the three months ended December 31, 2017 and 2016, advertising expense was $18,673 and $70,275, respectively. During the nine months ended December 31, 2017 and 2016, advertising expense was $189,069 and $209,295, respectively.

Operating Lease Expense
Rental expense, consisting primarily of office rent for our Corporate office in Dallas, Texas and satellite offices in India, totaled $49,379 and $50,670 during the three months ended December 31, 2017 and 2016, respectively. Rental expense totaled $146,185 and $189,690 during the nine months ended December 31, 2017 and 2016, respectively.

Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. Currently, there are no claims that have a material effect on the Company.

New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. Both ASUs were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. The new revenue standard is effective for our annual reporting period beginning April 1, 2018. We chose not to early adopt the new standard. We will use a modified retrospective approach to adopt the standard. We are in process of completing our assessment and will document our accounting policies applying the new revenue guidance. We do not expect that the implementation of the new standard will have a material effect on our consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures.

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

3 - PROPERTY AND EQUIPMENT

At December 31, and March 31, 2017, property and equipment consisted of:

	December 31, 2017	March 31, 2017
Building	$3,764,285	$3,744,261
Equipment	303,595	274,994
Furniture and fixtures	33,322	18,986
Subtotal	4,101,202	4,038,241
Less accumulated depreciation	(658,947)	(554,721)
Property and equipment, net	$3,442,255	$3,483,520

For the three months ended December 31, 2017 and 2016, depreciation expense was $30,117 and $70,852, respectively. For the nine months ended December 31, 2017 and 2016, depreciation expense was $96,121 and $220,121, respectively.

4 - VARIABLE INTEREST ENTITIES

My Mobile Payments Limited
No direct investment was made by the Company to MMPL during the three and nine months ending December 31, 2017.

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. During the nine months ended December 31, 2017, the Company paid $875,795 to the co-founder to acquire 95,000 shares of MMPL and 122,774 shares of DPPL, and are being held in escrow until all the payments have been made. See Note 8: Mandatory Redeemable Financial Instruments for detail of payment schedule for the Company's purchase of the remaining shares held by the co-founder and his related associates.

Net loss and comprehensive loss are attributed to controlling and noncontrolling interests. We elected to utilize a weighted average value calculation based on relative ownership interest of DPPL. For the nine months ended December 31, 2017 and 2016, the allocation of MoneyOnMobile to our controlling interest was 76.4% and 73.6%, respectively.

The following table presents the Net Loss of Subsidiaries Attributable to MoneyOnMobile and Transfers (to) from Noncontrolling Interests during the nine months ended December 31, 2017:

Net loss attributable to MoneyOnMobile shareholders for the nine months ended December 31, 2017	$(9,328,390)
Transfers (to) from the noncontrolling interest
Increase in paid-in capital for conversion of DPPL common shares to MoneyOnMobile, Inc. common shares	910,858
Increase in paid-in capital for purchase of DPPL and MMPL common shares from Noncontrolling interests	402,153
Net Transfers (to) from noncontrolling interest	1,313,011
Change from net loss attributable to MoneyOnMobile shareholders and transfers (to) from noncontrolling interests for the nine months ended December 31, 2017	$(8,015,379)

5 – GOODWILL

The following table is a reconciliation of the carrying amount of goodwill:

Carrying value at March 31, 2017	$12,508,791
Net foreign exchange movement	203,693
Carrying value at December 31, 2017	$12,712,484

6 – OTHER INTANGIBLE ASSETS, NET

Other intangible assets subject to amortization consisted of the following:

	December 31, 2017	March 31, 2017
Customer lists	$1,223,774	$1,204,724
Software development costs	1,606,457	1,582,327
Trademarks	32,516	30,160
Contracts	86,561	86,229
	2,949,308	2,903,440
Less accumulated amortization	(2,420,426)	(2,003,065)
Total	$528,882	$900,375

As of December 31, 2017 and 2016, the weighted average amortization period is approximately 5 years. For the three months ended December 31, 2017 and 2016 amortization expense was $109,925 and $151,588, respectively. For the nine months ended December 31, 2017 and 2016 amortization expense was $388,646 and $397,347, respectively.

Other intangible assets not subject to amortization consisted of the following:

	December 31, 2017	March 31, 2017
License	$2,469,122	$2,430,686
Trade name	960,834	945,877
Domain names	10,000	10,000
Total	$3,439,956	$3,386,563

The License held from the Reserve Bank of India meets the criteria to be classified as an indefinite life intangible as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit its useful life. It does require renewal, which Management will continuously pursue.

7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Interest payable	$1,359,493	$930,997
Wages and benefits	452,130	332,980
Foreign statutory fees	635,848	205,726
Bank overdraft	—	154,333
Vendor payments	4,342,919	965,034
Total	$6,790,390	$2,589,070

8 - MANDATORY REDEEMABLE FINANCIAL INSTRUMENTS

During March 2017, the Company reached a settlement agreement with the co-founder of DPPL and MMPL. The Company agreed to purchase all DPPL and MMPL shares held by the co-founder and his business associates. The fair value of the forward contract at inception totaled $4,941,040. During the nine months ended December 31, 2017, the Company paid $875,795 and the remaining liability, net of fair value discount, at December 31, 2017 totaled $3,795,852. Shares purchased are being held in escrow until all the payments are made. Also, $56,106 and $99,136 was expensed relating to the accretion of the fair value discount during the three and nine months ended December 31, 2017.

The following table provides a reconciliation of the activity for the nine months ended December 31, 2017 to the amounts recorded in the consolidated balance sheet:

Total mandatory redeemable financial instruments	$4,596,822
Fair value discount	(143,509)
Total mandatory redeemable financial instruments, net at March 31, 2017	4,453,313
Accretion of fair value discount	99,136
Net foreign exchange movement	119,198
Less payments	(875,795)
Total mandatory redeemable financial instruments, net at December 31, 2017	3,795,852
Less mandatory redeemable financial instruments - current portion	(3,034,615)
Mandatory redeemable financial instruments - long term portion	$761,237

Purchase commitment schedule for the Company acquiring the following shares:

	MMPL	DPPL	Total
For the quarter ended March 31, 2018	$1,555,977	$541,579	$2,097,556
For the quarter ended June 30, 2018	—	312,353	312,353
For the quarter ended September 30, 2018	—	312,353	312,353
For the quarter ended December 31, 2018	—	312,353	312,353
For the quarter ended March 31, 2019	—	302,820	302,820
For the quarter ended June 30, 2019	—	293,577	293,577
For the quarter ended September 30, 2019	—	164,840	164,840
Remaining share purchase commitment at December 31, 2017	$1,555,977	$2,239,875	$3,795,852

Beginning in July 2017, and due to a breach in repayments (see Note14: Commitments and Contingencies), interest began accruing at 15% annum on approximately $1.0 million and $0.1 million of the repurchase liability associated with MMPL and DPPL, respectively. Specific to the MMPL share repurchase, the interest rate increased to 18% per annum beginning December 1, 2017. Interest incurred related to the share repurchase liability for the three and nine months ended December 31, 2017 totaled $52,216 and $85,447.

9 - DEBT

	December 31, 2017	March 31, 2017
Convertible subordinated notes payable	$3,067,500	$2,900,000
Notes payable and promissory notes	3,475,599	4,066,595
Building mortgage	2,054,319	2,040,802
Unsecured credit facility	3,865,525	2,974,000
Total	12,462,943	11,981,397
Less: debt discount	—	(502,407)
	12,462,943	11,478,990
Less: current portion	(10,505,526)	(9,508,025)
Long term debt	$1,957,417	$1,970,965

Convertible Subordinated Notes Payable
At December 31, 2017, $2,900,000 subordinated debt remains outstanding that was issued pursuant to a $3 million Subordinated Debt Offering and a separate $2 million Subordinated Debt Offering.  Each offering is exempt from registration under Rule 506 of Regulation D of the Securities and Exchange Commission (“SEC”), as described in the Current Reports on Form 8-K filed on January 6, 2011 and August 10, 2012.  The notes are secured by a first lien on substantially all of the Company’s assets.  The notes bear interest at a rate of 12% annually paid monthly in arrears. In March 2016, the Company extended the maturity date on its remaining subordinated notes from December 31, 2016 to December 31, 2017. Of the amount outstanding on December 31, 2017, $2,067,500 was converted into shares of the Company's Series G Preferred Stock on January 28, 2018, with the remaining $1,000,000 being extended to a maturity date of February 28, 2018.

In May 2017, the Company entered into a securities purchase agreement, whereby the Company issued and sold to an investor, a Convertible Promissory Note with a principal sum of $210,000, 420,000 warrants to purchase shares of common stock and 85,000 restricted common shares. This note bears interest at 10% per annum. At any time after the issuance date, the holder can convert any portion of the original principal amount and interest at a conversion price of $0.25 per share. The Company received $200,000 in cash proceeds. During the quarter ended December 31, 2017, this investor converted $42,500 of principal and relating unpaid interest into shares of the Company's common stock. In January 2018, the investor converted the remaining $180,000 of principal and unearned interest into shares of the Company's common stock.

In August 2017, the Company entered into a securities purchase agreement, whereby the Company issued and sold to an investor a Convertible Promissory Note with a principal sum of $1,136,363. This note bears interest at 8% per annum and has a maturity date six months from the effective date of each payment and is secured by all the assets of the Company. The Company received $982,500 in cash proceeds during the nine months ended December 31, 2017. The Company repaid the promissory note in full in December 2017. The total cash payment, including principal, interest and debt issuance costs totaled approximately $1,500,000.

As part of the above financing, the Company issued the Note Holder 1,377,409 warrants to purchase shares of Common Stock with an exercise price of 150% of the closing bid price of the Company's common stock on the issuance date. The term of these warrants is five years with the fair value recorded as derivative liabilities in the condensed consolidated balance sheet. Additionally, as the Company repaid the promissory note, the related derivative liability associated with the conversion feature has been extinguished. See note 10: Fair Value of Financial Instruments for additional details on the calculation of fair value at inception and during the three and nine months ended December 31, 2017.

In December 2017, the Company issued $2,080,000 in convertible promissory notes, which bear interest at a rate of twelve percent (12%) per annum and possess a maturity date five years after the issuance date. As part of this financing, the Company issued to Note Holders 624,000 warrants to purchase shares of Common Stock with an exercise price of $0.40 per share. The principal and accrued interest, automatically convert into shares of Series F Convertible Preferred Stock (the “Series F Preferred”) simultaneously with the aggregate sale of Series F Preferred equal to $5,000,000. Also, in December 2017, the Company achieved an aggregate sale of over $5,000,000 in Series F Preferred shares. At that time, the outstanding aggregate principal and interest totaling $2,329,600 converted into 2,329.6 shares of Series F Preferred Stock.

For the three months ended December 31, 2017 and 2016, amortized debt discount included in interest expense totaled $1,187,210 and $226,911, respectively. For the nine months ended December 31, 2017 and 2016, amortized debt discount included in interest expense totaled $1,633,054 and $572,679, respectively. During the nine months ended December 31, 2017 and 2016, the Company made principal payments of $1,136,363 and $0, respectively.

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

Also, the Company issued the buyer of its U.S. Operations, a $675,000 promissory note in exchange for the buyer waiving any claims for breach of the purchase agreement. The Company escrowed 2,000,000 shares of its common stock as a guarantee of repayment. In December 2017, the Company modified the repayment terms of the promissory note. In connection with the modification, the Company released to the note holder's custody, 2,000,000 shares of its common stock. Upon a full repayment by the Company, the note holder has agreed to surrender these common shares back to the Company. During the nine months ended December 31, 2017 and 2016, the Company made principal payments of $200,000 and $0. The remaining balance of the promissory note will be paid in monthly installments through June 2018.

Next, the Company issued three notes totaling $546,440, which represented the remaining outstanding debt of the U.S. Operations that was not included in the sale of U.S. Operations. These notes were converted into shares of the Company's Series G Preferred Stock on January 28, 2018.

During the nine months ended December 31, 2017 and 2016, the Company made principal payments on other notes payable of $48,536 and $60,531, respectively.

In June 2015, MMPL obtained a $60,000 loan from Bajaj Finserv with an interest rate of 19% per annum payable monthly with a maturity date in May 2018. During December 2016, MMPL obtained an additional $30,000 from Bajaj Finserv. During the nine months ended December 31, 2017 and 2016, the Company made principal payments of $18,617 and $14,162, respectively.

In March 2017, the Company executed a $2,000,000 promissory note to HALL MOM, LLC., a Texas limited liability company (“HALL MOM"). This note possesses an interest rate of 10% per annum payable monthly from March through May 2017, and 15% annum thereafter. Monthly payments are due each month at a minimum of $50,000. In December 2017, the Company modified the repayment terms of this note. The Company made a cash payment of $50,000 as a restructuring fee and $850,000 as a payment towards principal. Additionally, the Company agreed to make monthly installment payments of $100,000 to be applied to the principal beginning February 1, 2018. The remaining balance matures on October 31, 2018. During the nine months ended December 31, 2017 and 2016, the Company made principal payments of $1,091,749 and $0, respectively.

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

Building Mortgage
During the quarter ended June 30, 2015, MMPL refinanced its office building loan by replacing it with a $2,198,000 loan with Standard Chartered. The loan has a variable interest of 11.10% per annum with principal and interest payments to be made in 180 equal monthly installments. During the nine months ended December 31, 2017 and 2016, the Company made principal payments on other notes payable of $78,606 and $43,022, respectively.

Unsecured Credit Facility
In December 2016, MMPL entered into a Loan Agreement with YES BANK Limited, which provided MMPL an unsecured credit facility totaling approximately $1.5 million. As part of the agreement, a MoneyOnMobile, Inc. shareholder provided the lender with a $2.0 million standby letter-of-credit to the lender as collateral. Borrowings under the Credit Facility are at a variable rate based on 2.1% over a base rate, which is currently equal to 9.5%. The resulting aggregate interest rate on the Credit Facility totals 11.6%.

In March 2017, MMPL amended its December 2016 loan agreement with YES BANK Limited, which extended the unsecured credit facility from $1.5 million to $3.0 million. As part of the amendment, a MoneyOnMobile, Inc. shareholder provided the lender with an additional $2.0 million standby letter-of-credit to the lender as collateral. In December 2017, MMPL amended the loan agreement to extend the maturity to December 2018. No other terms of the original Loan Agreement were changed.

Additionally, the Company maintains numerous operating cash accounts at YES BANK Limited. At December 31, 2017, total cash held within these accounts totaled $1.9 million and is recorded as Cash in the condensed consolidated balance sheet. Accrued interest for the nine months ended December 31, 2017 totaled $32.4 thousand. During the nine months ended December 31, 2017 and 2016, the Company had total borrowings of $1,295,343 and $0. During the nine months ended December 31, 2017 and 2016, the Company made principal payments of $479,521 and $0, respectively. The unused line of credit at December 31, 2017 net of cash and interest payable was approximately $898,139.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of December 31, 2017 measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$368,390	$—	$—	$368,390

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

The fair value of the promissory note and related detachable warrants conversion options were calculated using a binomial lattice model with the following weighted average assumptions at inception beginning August 30 through December 31, 2017.

	August 30, 2017	September 21, 2017	September 30, 2017
Common Stock Closing Price	$0.27	$0.22	$0.21
Conversion Price per Share	$0.16 - 0.40	$0.14 - 0.33	$0.14 - 0.40
Promissory Note - Conversion Shares	3,453,991	1,979,726	3,959,453
Warrants - Options Valued	688,704	344,352	1,033,056
Dividend Yield	—%	—%	—%
Volatility	124.13%	127.45%	127.94%
Risk-free Interest Rate	1.70%	1.89%	1.92%
Term (years)	0.5 - 5	0.5 - 5	0.4 - 5

	October 12, 2017	November 8, 2017	December 29, 2017
Common Stock Closing Price	$0.21	$0.22	$0.32
Conversion Price per Share	$0.14 - 0.32	$0.15 - $0.33	$0.15 - $0.33
Promissory Note - Conversion Shares	1,217,532	773,036	4,909,086
Warrants - Options Valued	206,612	137,741	1,377,409
Dividend Yield	—%	—%	—%
Volatility	130.12%	125.67%	129.29%
Risk-free Interest Rate	1.95%	2.01%	2.20%
Term (years)	0.5 - 5	0.5 - 5	0.4 - 5

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended December 31, 2017:

Balance - April 1, 2017	$—
Aggregate amount of derivative instruments issued	1,054,148
Change in fair value of derivative liabilities	512,098
Extinguishment of derivative liability - repayment of convertible promissory notes	(1,197,856)
Balance - December 31, 2017	$368,390

11 - CAPITAL STOCK

We have not agreed to register any of our common stock or warrants for resale under the Securities Act of 1933, as amended; however, 9,565,669 shares common stock and warrants to acquire 2,144,123 shares of our common stock have customary “piggy back” registration rights in the event we register shares of our common stock in the future.

On May 1, 2017, the Company held a special meeting of shareholders pursuant to notice duly given. At the special meeting, the Company submitted for approval by its shareholders proposals (i) to amend its Amended and Restated Certificate of Formation - For-Profit Corporation to effect a reverse share split with respect to the Company’s issued and outstanding common stock, par value $0.001 per share, at a ratio of between 1-for-5 and 1-for-20 (the “Exchange Range”), with the ratio within such Exchange Range to be determined at the discretion of the Board (the “Reverse Share Split”) and the Reverse Share Split shall be effected at such time as the Board deems proper and ready. As of December 31, 2017 and through the date of this quarterly report, the Reverse Share Split remains on hold.

Common Stock
During the nine months ended December 31, 2017 and 2016, the Company issued shares of its common stock as follows:

	2017			2016
	Shares		Amount	Shares		Amount
Issuance of common stock for cash	3,026,689	(1)	$908,000	1,083,334		$650,000
Issuance of common stock for services	3,378,435	(1)	905,345	2,169,237	(1)	1,143,225
Issuance of common stock for warrants exercised	1,504,223	(1)	7,966	6,116,864	(1)	1,744,833
Issuance of common stock for converted preferred stock and dividends	—		—	1,756,693		—
Issuance of common stock for converted debt and relating interest	170,000		42,500	499,072		—
Purchases of subsidiary shares from noncontrolling interest	2,975,734		—	—		—
Issuance of common stock for collateral	2,000,000		—	—		—

(1) - Shares total includes certain subscribed stock.

Convertible Preferred Stock - Series D
During the nine months ended December 31, 2017 and 2016, the Company issued 0 and 1,542 shares, respectively, of its Series D Convertible Preferred Stock (the “Series D Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series D Preferred, the Company issued warrants to purchase 0 and 385,384 shares, respectively, of Common Stock at an exercise price of $0.75 per share. The Company received gross proceeds of $0 and $1,541,535, respectively, in consideration for the issuance of these securities. The investor shall have the right to convert the preferred shares, including accrued dividends (15% annually), into the Company's common stock at any time at $0.60 per share.

At the completion of a certain level of equity funding, the investor must convert their outstanding investment, including accrued dividends to either: (i) cash; (ii) Company common stock at $0.60 per share; or (iii) Company common stock at the not yet determined equity raise per share value. During the nine months ended December 31, 2017 and 2016, 0 and 916 shares of Series D Preferred were converted into common stock. At December 31 and March 31, 2017, outstanding cumulative Series D Preferred dividends totaled $331,250 and $186,438, respectively.

Convertible Preferred Stock - Series E
During the nine months ended December 31, 2017 and 2016, the Company issued 0 and 2,530 shares of its Series E Convertible Preferred Stock (the “Series E Preferred”), par value $0.001 per share and a stated value of $1,000 per share. In connection with the issuance of the Series E Preferred during the nine months ended December 31, 2016, the Company received gross proceeds of $2,530,000 in consideration for the issuance of the securities. The Series E Preferred is voluntarily convertible into shares of Common Stock of the Company at a conversion price of $1.59 ("Incentive Conversion Price"). In December 2017, the Company's Board of Directors approved a board resolution to lower the Incentive Conversion Price to $1.00. There also exists contingent redemption features with these securities. In the event the Company's Common Stock is uplist to a major stock exchange, all outstanding Series E Preferred will be automatically converted into Common Stock at a conversion price equal to $1.34. Holders of Series E Preferred are not entitled to receive dividends.

Convertible Preferred Stock - Series F
During the nine months ended December 31, 2017 and 2016, the Company issued 5,702 and 0 shares, respectively, of its Series F Preferred, par value $0.001 per share and a stated value of $1,000 per share. The Company received gross proceeds of $5,702,100 and $0, respectively, in consideration for the issuance of these securities. The Company issued 2,329.6 shares of Series F Preferred in connection with the automatic conversion of certain convertible promissory note having outstanding aggregate principal equal to $2,080,000 and $249,600 in interest for a total aggregate amount totaling $2,329,600. The remaining 3,374.4 shares of Series F Preferred were issued upon receipt of $3,372,500 in cash.

The investor shall have the right to convert the preferred shares, including accrued dividends (8% annually), into the Company's common stock at any time at $0.25 per share. The investor must convert their outstanding investment, including accrued dividends upon the occurrence of both (i) uplisting to a national exchange; and (ii) if during any ten consecutive trading days the lowest traded share price is equal to or greater than $1.25 per share. During the nine months ended December 31, 2017 there was no conversion of shares of Series F Preferred.

Warrants
At December 31, 2017, and in connection with financing activities and service agreements, 22,208,386 warrants for our common stock with exercise prices ranging from $0.01 to $3.00 per share ($0.60 weighted average) are outstanding and expire during the fiscal years as follows: 105,000 in 2018; 2,447,197 in 2019; 1,445,619 in 2020; 7,798,345 in 2021; 2,256,083 in 2022; 6,081,142 in 2023; and 2,075,000 in 2026.  On exercise, the warrants will be settled in delivery of unregistered shares of our common stock.

During July 2017, 1,232,390 warrants previously issued with common stock were repriced from an original issuance exercise price of $1.00 to $0.01.

The following table summarizes the changes in warrants for during the nine months ended December 31, 2017.

Outstanding at March 31, 2017	17,852,803
Granted	6,171,122
Exercised	(1,504,223)
Expired/canceled	(311,316)
Outstanding at December 31, 2017	22,208,386

For the nine months ended December 31, 2017 the Company granted the following warrants:

Issued for services	2,556,399
Issued for common stock for cash	1,613,334
Issued for debt issuance	2,001,389
Total	6,171,122

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

Warrants issued for services included in selling, general and administrative expenses was $262,911 and $66,024 for the three months ended December 31, 2017 and 2016, respectively. Warrants issued for services included in selling, general and administrative expenses was $775,515 and $372,475 for the nine months ended December 31, 2017 and 2016, respectively. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the nine months ended December 31, 2017 and 2016:

	2017	2016
Risk-free interest rates	1.96%	1.71%
Expected volatility	94.34%	97.46%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

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

During the nine months ended December 31, 2017 and 2016, the Company awarded 2,725,000 and 0 incentive stock options for shares of common stock. Stock-based compensation expense included in selling, general and administrative expenses was $95,731 and $0 for the three months ended December 31, 2017 and 2016. Stock-based compensation expense included in selling, general and administrative expenses was $618,093 and $0 for the nine months ended December 31, 2017 and 2016. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Intrinsic value at December 31, 2017 and 2016 totaled $57,250 and $127,500, respectively.  At December 31, 2017, outstanding options are fully vested and the weighted-average remaining contractual term was 7.4 years; however, if services are earlier terminated, 6,805,000 options become void 90 days after termination.

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	2017	2016
Risk-free interest rates	1.88%	2.13%
Expected volatility	94.58%	105.39%
Dividend yields	—%	—%
Expected lives (years)	5 years	5 years

The following table summarizes the changes in equity available for grant, comprised of stock options and restricted common stock, for the nine months ended December 31, 2017.

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,080,000	$0.70
Granted	2,725,000	$0.32
Exercised	—
Forfeited	—
Outstanding at December 31, 2017	6,805,000	$0.55

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

The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. Potentially dilutive securities excluded from the computation of basic and diluted net (loss) per share as of December 31, 2017 and 2016 are:

	2017	2016
Warrants	22,208,386	16,863,242
Stock options	6,805,000	3,480,000
Convertible subordinated notes	3,067,500	2,900,000
Convertible preferred stock	27,932,150	3,867,028
Total	60,013,036	27,110,270

13 - RELATED PARTIES

Support Services and Advances
ART Holdings has provided the Company with certain services, with outstanding payments being interest-free.  At December 31 and March 31, 2017, amounts due to ART totaled $190,511 for both periods, and is included in Related party payables in the condensed consolidated balance sheets.

Cagan McAfee Capital Partners, LLC / Cagan Capital, LLC / Laird Cagan
Cagan McAfee Capital Partners, LLC (“CMCP”) is an investment company owned and controlled by Laird Cagan, a former member of our Board of Directors and a significant shareholder.  The amounts due, including interest, to CMCP totaled $761,805 as of December 31 and March 31, 2017, and is recorded in Related party payables in the condensed consolidated balance sheets.

At December 31, 2017, the Company has two promissory notes due to Mr. Cagan. The first, is a $727,000 principal amount, which may be converted to common stock at any time by dividing the outstanding principal and any accrued interest by $2.00 per share. The second promissory notes is non-convertible and has a principal amount of $162,137. No principal or interest payments were made during the nine months ended December 31, 2017. See note 9: Debt for more information.

Happy Cellular Services Limited
The majority shareholder and Chairman of Happy Cellular Services Limited ("Happy Cellular"), is also a shareholder and board member of MMPL. Additionally, a certain number of Happy Cellular retailers are also agents for MoneyOnMobile. Happy Cellular has provided refundable deposits totaling approximately $789,760 and $0 as of December 31 and March 31, 2017 for the Company to increase its volume of immediate payment service transactions. Happy Cellular agents are entitled to a commission for a fixed number of transactions at a fixed rate.

14 - COMMITMENTS AND CONTINGENCIES

The Company possesses certain redemption commitments related to its outstanding Series D Preferred Stock. See Note 11 - Capital Stock for additional information.

REDEEMABLE SHARE PURCHASE LIABILITY
In July 2017, the Company breached its agreement with the former co-founder of MMPL and DPPL. Due to non-payment of certain monthly installment payments, interest is being accrued on the amounts of such missed installment payments. See Note 8: Mandatory Redeemable Financial Instruments for repayment schedule and accrued interest details. As a result of the breach, the Company is restricted from acquiring additional shares of MMPL and DPPL from other shareholders. Once these past due payments are made, the breach will be deemed remedied and this restriction will be removed. Pursuant to the agreement, the Company is allowed three uncured breaches before the former co-founder will possess the right to terminate the agreement. As of December 31, 2017 and the date of this report, the Company has not received an exercise of termination right.

15 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing transactions for the nine months ended December 31, 2017 and 2016:

	2017	2016
Exchange of common stock to acquire subsidiary shares from noncontrolling interest	$922,478	$—
Preferred stock dividends	144,814	277,980
Conversion of preferred stock and dividends to common stock	—	1,054,016
Repurchase of common stock	—	4,636,905
Conversion of sub debt and interest for common stock	42,500	349,350
Conversion of sub debt and interest for preferred stock	2,329,600	—
Issuance of warrants for debt modification	—	32,365
Acquisition of intangible assets	—	204,398

Cash paid for interest and income taxes for the nine months ended December 31, 2017 and 2016:

	2017	2016
Interest paid, net of amounts capitalized	$1,163,774	$320,364
Income taxes paid	—	—

16 - SUBSEQUENT EVENTS

Issuance of Equity Securities
Subsequent to December 31, 2017, the Company issued 646,634 common shares that were previously recorded as subscribed stock. Additionally, cashless warrants were exercised into 236,250 shares of the Company's common stock.

Series D Preferred Stock
Subsequent to December 31, 2017, certain investors converted approximately $2 million of outstanding shares of the Company's Series D Preferred Stock into 1,577 shares of the Company’s Series F Preferred Stock.

Series F Preferred Stock
Subsequent to December 31, 2017, the Company raised an additional $2 million from investors for 2,195 shares of the Company’s Series F Preferred Stock.

Series G Preferred Stock
Subsequent to December 31, 2017, note holders converted approximately $3.8 million of outstanding secured subordinated promissory notes and related unpaid interest into 3,778 shares of the Company’s Series G Preferred Stock. Pursuant to the Exchange Agreement, the unpaid balance of $3.0 million and accrued interest of $0.7 million of these Notes were canceled.

Series H Preferred Stock
Subsequent to December 31, 2017, the Company raised approximately $5.0 million in exchange for 1,666 shares of the Company’s Series H Preferred Stock and warrants to purchase 3,332,000 shares of the Company's common stock at an exercise price of $0.50 per share. In connection with the issuance of shares of the Series H Preferred, the Board of Directors of the Company elected Mr. Oleg Gordienko and Mr. Max V. Shcherbakov as members of the Board. In connection with their election as members of the Board, the Company agreed to issue to each of Mr. Gordienko and Mr. Shcherbakov a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.66, the closing price of the Company’s common stock on February 7, 2018.

MOM HALL Liability
Subsequent to December 31, 2017, the Company paid MOM HALL $0.9 million to settle fully its debt obligation. After payment was made, the Company took possession of the shares of DPPL previously held in escrow by MOM HALL.

Promissory Note Conversion
Subsequent to December 31, 2017, a note holder converted $0.2 million of promissory notes and accrued interest into 722,979 shares of the Company's common stock.

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

Overall revenue growth for the company is being driven by our domestic remittance and MOM ATM products and services. In August 2017, we achieved a significant milestone by executing 1 million domestic transfer transactions. We launched this product less than two years ago, going from product launch to 1 million transactions per month. Our MOM ATM is one of our largest revenue lines even though it was only introduced during the 2017 calendar year.

The MOM ATM is a small hand held card swipe device that connects to a smart phone using simple Bluetooth technology. A retailer enabled with a MOM ATM allows them to become cash out points for Indian consumers with a bank account. This service has proved popular in regions where consumers have a bank account but do not have a nearby bank branch or ATM.

RESULTS OF OPERATIONS
For the three and nine months ended December 31, 2017 compared to the same periods in 2016, the unaudited results of the Company's operations and consolidated net loss:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net:	$2,840,563	$969,442	$6,043,555	$3,459,000
Cost of sales:	1,321,074	393,758	2,776,477	1,552,670
Gross profit:	1,519,489	575,682	3,267,078	1,906,328

Net loss	$(4,484,345)	$(2,949,874)	$(11,030,604)	$(7,989,461)
Three months ending December 31, 2017:
Revenues in 2017 were higher than in 2016 by $1.9 million or 193.0% due to increases in monthly customer base and higher volume of usage by existing consumers. The primary reason for the increase was growth in domestic remittance and MOM ATM products and services. The Company launched its MOM ATM product in January 2017 and has seen month over month increases in units sold and daily transactions. Additionally, gross profit percentage decreased slightly to 53.5% in 2017 compared to 59.4% in 2016. General and administrative costs increased by $1.1 million or 34.8% compared to 2016 due to higher interest expense and employee incentives for stock options.
Additionally, the Company incurred interest expenses of $2.3 million and $0.4 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(3.9) million, or $(0.05) per share in 2017 compared to $(2.4) million, or $(0.04) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

Nine months ending December 31, 2017:
Revenues in 2017 were higher than in 2016 by $2.6 million or 74.7% due to increases in monthly customer base and higher volume of usage by existing consumers. The primary reason for the increase was growth in domestic remittance and MOM ATM products and services. The Company launched its MOM ATM product in January 2017 and has seen month over month increases in units sold and daily transactions. Additionally, gross profit percentage decreased slightly to 54.1% in 2017 compared to 55.1% in 2016. General and administrative costs increased by $2.7 million or 31.1% compared to 2016 due to higher interest expense and employee incentives for stock options.
Additionally, the Company incurred interest expenses of $3.5 million and $1.3 million in 2017 and 2016, respectively.  Net losses attributable to MoneyOnMobile, Inc. shareholders were approximately $(9.2) million, or $(0.13) per share in 2017 compared to $(5.9) million, or $(0.11) per share in 2016.  Due to net losses, the Company had no current U.S. federal tax provision in either 2017 or 2016 and deferred tax benefits of cumulative net operating losses and other temporary tax differences have been offset by valuation allowances. State income tax reports are assessments not offset by operating losses.

LIQUIDITY AND CAPITAL RESOURCES
General
Our source of liquidity is principally cash generated from financing activities such as various capital raising activities, including sales of our common stock in private placements and subordinated debt borrowings not restricted to specific investing activities. To date we have successfully navigated the complexities of capital raising activities in order to fund operations. The following discussion highlights changes in our debt and equity structure as well as our cash flow activities and the sources and uses of funds during the nine months ended December 31, 2017 and 2016.
As of December 31, 2017, our liquidity was $4,673,805, comprised of cash and cash equivalents. Our primary ongoing liquidity requirements are to finance working capital, debt service and subsidiary common stock purchase commitments. The company faces large debt repayments in the near-term and is contemplating numerous strategies to meet is debt obligations as they come due.
Sources and Uses of Cash
Net cash used in operating activities was $(3.3) million in 2017 compared to net cash used of $(8.0) million in 2016. Net loss from operations in 2017 was $(11.0) million compared to $(8.0) million in 2016. A large component of the change, representing $6.7 million improvement in net cash used in operating activities was due to increase in cash provided from operating assets and liabilities, primarily accounts payable and accrued liabilities. Also, comparing 2017 to 2016, the Company incurred higher non-cash expenses due to increased subordinated debt discount amortization of $1.0 million, increased stock based compensation to employees of $0.6 million, $0.5 million loss on change in fair value of derivative liability. These higher non-cash expenses were offset by a ($1.2) million gain on the extinguishment of an embedded derivative liability.
Net cash used in investing activities was $(47.0) thousand in 2017 compared to $(121.3) thousand in 2016. Activity in 2016 included $(51) thousand acquisition of intangible assets. Remaining activity in 2017 and 2016 was for purchases of property and equipment.
Net cash provided by financing activities was $5.7 million in 2017 and $7.5 million in 2016. In 2017, the Company continued to fund operations through borrowings, by raising $5.5 million. The Company also received proceeds of $0.9 million through the issuance of common stock and warrants. Also, the Company raised $3.4 million through the issuance of Series F preferred stock. These proceeds were offset by $(3.1) million of notes payable and bank loan payments and $(0.9) million to acquire additional shares of its subsidiaries from a non-controlling interest. In 2016, the Company made debt payments totaling $(0.1) million and paid ($0.3) million for shares of its consolidated subsidiary shares held by non-controlling interest. Also, in 2016, the Company received $4.1 million for issuance of Series E preferred stock.
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

Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15.  Since the identification of the ineffective disclosure controls and procedures, as previously reported on the Company’s Form 10-K for the annual period ended March 31, 2017, the Company designed and implemented additional internal controls, consisting of new procedures and supervisory reviews. However, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2017, due to material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, no changes were made to our internal controls over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was not effective as of December 31, 2017. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Based upon our evaluation, we have determined that, as of December 31, 2017, there were material weaknesses in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, (iii) a lack of documentation evidencing the controls that do exist were operating effectively, and (iv) timeliness of disclosure preparation for the Company's periodic reports. Management has concluded that, as of December 31, 2017, the Company did not maintain effective internal control over financial reporting.
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

On March 10, 2017, the Company and Hall MOM, LLC released respective signatures to a settlement agreement and release (“Hall Settlement Agreement”) dated March 1, 2017. Pursuant to the Hall Settlement Agreement, the parties shall instruct their attorneys to file a stipulation of dismissal with prejudice of the suit upon the Company’s payment in full of all obligations under the Hall Settlement Agreement. On December 28, 2017, the Company executed a first amendment to settlement agreement and release (the "Amendment"), which was made effective December 15, 2017, to modify the repayment terms of its promissory note payable to the note holder, Hall MOM LLC, which promissory note was originally issued on March 1, 2017 and was amended and restated in its entirely by issuance of an Amended and Restated Promissory Note dated December 15, 2017 (the “Note”). The original principal amount of the Note was $2,000,000, the Note bears interest at 15% per annum. In connection with the Amendment and to secure the note holder's interest, the Company made a cash payment of $50,000 as a restructuring fee and $850,000 as a payment towards principal. Additionally, the Company agreed to make monthly installment payments of $100,000 to be applied to the principal amount due under the Note beginning February 1, 2018. The remaining balance matures on October 31, 2018.

At December 31, 2017, the Company's outstanding liability, including principal and interest totaled $908,251. For details of the First Amendment Agreement and Release and the Amended and Restated Promissory Note, please refer to Exhibit 99.1 and 99.2 attached to the Current Report on Form 8-K filed with the SEC on January 3, 2018. On February 2, 2018, the Company paid to Hall MOM, LLC all outstanding principal and interest.

ITEM 1A    RISK FACTORS

This section is not required for a small reporting company.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES
During the nine months ended December 31, 2017, the Company issued 6,461,724 shares and 6,171,122 warrants to purchase its common stock in connection with its financing activities and for services received. There have been no unregistered sales of equity securities subsequent to December 31, 2017.
The offer and sale of the common stock and warrants was completed pursuant to  the exemptions from registration provided by, among others, Section 4(a)(2) of the Securities Act of  1933, as amended (the "Securities Act"), and the provisions of Regulation D and Regulation S as promulgated under the Securities Act.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5 OTHER INFORMATION

Effective February 7, 2018, the Board of Directors of the Company elected Mr. Oleg Gordienko and Mr. Max V. Shcherbakov as members of the Board of Directors.

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

MONEYONMOBILE, INC.
(Registrant)

February 20, 2018	/s/ Harold H. Montgomery
Harold H. Montgomery
Chief Executive Officer and Secretary

February 20, 2018	/s/ Scott S. Arey
Scott S. Arey
Chief Financial Officer

EXHIBIT INDEX

			Incorporated By Reference
			(if applicable)
Exhibit Number and Description			Form	Filed	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	SB-2	October 18, 2007	3.1
	3.2	Bylaws	SB-2	October 18, 2007	3.2
	3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	June 7, 2010	3.1
	3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	August 9, 2010	3.1
	3.5	Certificate of Amendment to Certificate of Formation – For-Profit Corporation of Toyzap.com, Inc.	8-K	September 8, 2010	3.1
	3.6	Certificate of Designation of Series B Convertible Preferred Stock	8-K	October 9, 2013	3.1
	3.7	Resolution Relating to a Series of Shares	8-K	March 11, 2014	3.1
	3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	March 11, 2014	3.2
	3.9	Certificate of Amendment to Certificate of Formation - For-Profit Corporation of Calpian, Inc.	8-K	August 19, 2016	3.1
	3.10	Certificate of Designation of Series D Convertible Preferred Stock	8-K	December 23, 2015	3.1
	3.11	Certificate of Designation of Series F Convertible Preferred Stock	8-K	December 22, 2017	3.1
	3.12	Certificate of Designation of Series G Convertible Preferred Stock	8-K	December 22, 2017	3.2
	3.13	Certificate of Designation of Series H Convertible Preferred Stock	8-K	February 12, 2018	3.1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Specimen Common Stock Certificate	SB-2	October 18, 2007	4.1
	4.2	Common Stock Warrant, form of	8-K	August 9, 2010	4.1
	4.3	Company 2011 Equity Incentive Plan	8-K	April 15, 2011	10.1
	4.4	Registration Rights Agreement, dated as of April 28, 2011, between the Company and HD Special-Situations II, LP.	8-K	May 4, 2011	4.1
	4.5	Form of Warrant Agreement, dated August 7, 2012	8-K	August 10, 2012	4.1
	4.6	Form of 2012 $3.0 Million Note	8-K	August 10, 2012	4.2
	4.7	Loan and Security Agreement between the Company and Granite Hill Capital Ventures, LLC entered into in November 2012	10-Q	November 13, 2012	4.7
	4.8	First Amendment To Loan and Security Agreement dated as of February 27, 2013, by and among the Company and Granite Hill Capital Ventures, LLC	10-K	April 8, 2013	4.8
	4.9	Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC and listed new lenders	10-K	April 8, 2013	4.9
	4.10	Form of Term Note pursuant to the Second Amendment To Loan and Security Agreement dated March 15, 2013, by and among the Company and Granite Hill Capital Ventures, LLC, et al	10-K	April 8, 2013	4.10
	4.11	Letter agreement dated March 12, 2013,by and among the Company and Granite Hill Capital Ventures, LLC	10-Q	May 24, 2013	4.11
	4.12	Form of Subscription Agreement, Series B Convertible Preferred Stock	8-K	October 9, 2013	10.1
	4.13	Stock Purchase Agreement	8-K	March 11, 2014	10.1

	4.14	Form of Subscription Agreement	8-K	May 27, 2014	10.1
	4.15	Form of Warrant Agreement	8-K	May 27, 2014	10.2
	4.16	Form of Registration Rights Agreement	8-K	May 27, 2014	10.3
	4.17	Company 2016 Equity Incentive Plan	8-K	June 1, 2016	10.1
	4.18	Form of Subscription Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.1
	4.19	Form of Warrant Agreement (Series E Preferred Stock)	8-K	June 9, 2016	10.2
	4.20	Form of Subscription Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.1
	4.21	Form of Warrant Agreement (Series D Preferred Stock)	8-K	June 23, 2016	10.2
	4.22	Share purchase agreement with HALL MOM, LLC	10-K	August 19, 2016	4.22
	4.23	Amended and Restated Promissory note to HALL MOM, LLC	8-K	January 3, 2018	99.1
	4.24	Form of Subscription Agreement (Series F Preferred Stock)	8-K	January 29, 2018	99.2
	4.25	Form of Convertible Promissory Note	8-K	January 29, 2018	99.2
	4.26	Securities Exchange Agreement - Series G	8-K	February 2, 2018	10.1
	4.27	Form of Subscription Agreement (Series H Preferred Stock)	8-K	February 12, 2018	99.1
	4.28	Form of Warrant Agreement (Series H Preferred Stock)	8-K	February 12, 2018	99.2
(10)	Material Contracts
	10.1	Addendum to Service Agreement dated March 28, 2012, between Digital Payment Processing Limited and My Mobile Payments Limited	10-K	April 8, 2013	10.24
	10.2	Asset Purchase Agreement dated February 27, 2013 among the Company and Pipeline Data Inc. and The Other Sellers	10-K	April 8, 2013	10.26
	10.3	Amendment #2 to Independent Contractor’s Agreement by and between the Company and DNP Financial Strategies effective February 1, 2013	10-K	April 8, 2013	10.29
(21)	List of Subsidiaries
	21.1	List of subsidiaries	10-K	July 6, 2017	4.23
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chief Executive Officer) *
	31.2	Certification Pursuant to Rule13a-14(a)/15d-14(a) (Chef Financial Officer) *
(32)	Section 1350 Certifications
	32.1	Section 1350 Certification (Chief Executive Officer) *
	32.2	Section 1350 Certification (Chief Financial Officer) *
101	Interactive Data File
	101.INS	XBRL Instance * - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema *
	101.CAL	XBRL Taxonomy Extension Calculation *
	101.DEF	XBRL Taxonomy Extension Definition *
	101.LAB	XBRL Taxonomy Extension Labels *
	101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed herewith.